Form 10QSB
period 2006-01-31
EDGEMONT RESOURCES CORP
filed 2006-03-16
CIK 1333693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________ to __________

Commission File Number: 333-130586

Edgemont Resources Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	V6K 2G8
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

112-2906 West Broadway, Vancouver, B.C., Canada
(Address of principal executive offices)

778-230-0696
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,106,700 common shares as of March 14, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Consolidated Balance Sheet as of January 31, 2006 and October 31, 2005 (audited);

(b)	Unaudited Consolidated Statements of Operations for the three months ended January 31, 2006 and for the period from inception on April 13, 2005 to January 31, 2006;

(c)	Unaudited Consolidated Statements of Cash Flow for the three months ended January 31, 2006 and for the period from inception on April 13, 2005 to January 31, 2006;

(d)	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the 3 months ended January 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

EDGEMONT RESOURCES CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

EDGEMONT RESOURCES CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

	JANUARY 31	OCTOBER 31,
	2006	2005

ASSETS

Current
Cash	$68,739	$108,348
Exploration advances	8,560	-
	77,299	108,348

LIABILITIES

Current
Accounts payable and accrued liabilities	$3,019	$16,007
Advances due to director (Note 4)	413	413
	3,432	16,420
STOCKHOLDERS’ EQUITY

Share Capital (Note 5)
Authorized:
90,000,000 common shares with a par value of $0.001 per share
10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
7,106,700 common shares as at January 31, 2006 and October 31, 2005	7,107	7,107

Additional paid-in capital	100,668	100,668

Deficit Accumulated During The Exploration Stage	(33,908)	(15,847)
	73,867	91,928

	$77,299	$108,348

The accompanying notes are an integral part of these financial statements

EDGEMONT RESOURCES CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED JANUARY 31 2006	PERIOD FROM INCEPTION APRIL 13, 2005 TO JANUARY 31 2006
Revenue	$-	$-

Expenses
Office and filing fees	1,719	2,519
Foreign exchange gain	-	(485)
Management fees	3,900	7,150
Mineral property option payments	2,112	2,112
Mineral property exploration expenditures	1,356	1,356
Professional fees	8,974	21,256

Net Loss For The Period	$18,061	$33,908

Basic And Diluted Loss Per Share	$(0.00)

Weighted Average Number Of Shares Outstanding	7,106,700

Prior year comparative figures are not presented because the Company was incorporated on April 13, 2005.

The accompanying notes are an integral part of these financial statements

EDGEMONT RESOURCES CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED JANUARY 31 2006	PERIOD FROM INCEPTION APRIL 13, 2005 TO JANUARY 31, 2006
Cash Flows From Operating Activities
Net loss for the period	$(18,061)	$(33,908)

Adjustments To Reconcile Net Loss To Net Cash Provided By Operating Activities
Exchange gain	-	(485)
Exploration advances	(8,560)	(8,560)
Accounts payable and accrued liabilities	(12,988)	3,019
	(39,609)	(39,934)

Cash Flows From Financing Activities
Issue of common stock	-	107,775
Advances due to director	-	413
	-	108,188

Effect Of Exchange Rate Changes On Cash	-	485

(Decrease)Increase In Cash	(39,609)	68,739

Cash, Beginning Of Period	108,348	-

Cash, End Of Period	$68,739	$68,739

Supplementary cash flow information

Interest Paid	$-	$-

Income Taxes Paid	$-	$-

Prior year comparative figures are not presented because the Company was incorporated on April 13, 2005.

The accompanying notes are an integral part of these financial statements

EDGEMONT RESOURCES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements for the fiscal year ended October 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited financial statements for the fiscal year ended October 31, 2005, has been omitted. The results of operations for the three-month period ended January 31, 2006 are not necessarily indicative of results for the entire year ending October 31, 2006.

2.  OPERATIONS

a)	Organization

The Company was incorporated under the laws of the State of Nevada, U.S.A., on April 13, 2005. The Company’s principal executive offices are in Vancouver, British Columbia, Canada.

b)	Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company has not commenced business operations.

3.	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

EDGEMONT RESOURCES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ERC Explorations Limited. (a British Columbia corporation). All significant inter-company balances and transactions have been eliminated on consolidation.

b)	Exploration Stage Company

The Company is an exploration stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities

c)	Mineral Property Acquisition Payments and Exploration Costs

The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probably reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

d)  Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

EDGEMONT RESOURCES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)  Exploration Expenditures (Continued)

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a predetermined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

e)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - “Accounting For Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion, or all if a deferred tax asset, will not be realized, a valuation allowance is recognized.

EDGEMONT RESOURCES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Cash and Cash Equivalents

For purposes of the consolidated balance sheet and consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At January 31, 2006, the Company had no cash equivalents.

g)  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash.

h)	Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, and advances due to director.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

i)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At January 31, 2006, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

j)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the average rate in effect during the applicable accounting period.

EDGEMONT RESOURCES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

k)	Use of Estimates

The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Actual results may differ from the estimates.

l)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R - “Share Based Payment”. SFAS No. 123R is a revision of SFAS No. 123 - “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25 - “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R requires that the compensation cost relating to share based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153 - “Exchanges of Non-Monetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29 - “Accounting for Non-Monetary Transactions” is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

EDGEMONT RESOURCES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

l)	Recent Accounting Pronouncements (Continued)

The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during implementation of SFAS No. 123R.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

4.	RELATED PARTY TRANSACTION

The Company’s president and director has made payments on behalf of the Company to suppliers in the amount of $413. These amounts were advanced without interest and are due on demand.

5.	SHARE CAPITAL

On April 13, 2005, the Company sold 10,000 shares of its common stock at $0.01 per share for cash.

On July 27, 2005, the Company sold 4,990,000 shares of its common stock at $0.01 per share for cash.

On August 31, 2005, pursuant to an offering memorandum dated August 15, 2005, the Company sold 2,084,000 of its common stock at $0.025 per share for cash.

On October 28, 2005, pursuant to an offering memorandum dated September 15, 2005, the Company sold 20,000 of its common stock at $0.25 per share for cash.

On October 31, 2005, pursuant to an offering memorandum dated September 15, 2005, the Company sold 2,700 of its common stock at $0.25 per share for cash.

EDGEMONT RESOURCES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

6.	COMMITMENTS

On November 3, 2005 the Company formed a wholly-owned subsidiary, ERC Explorations Limited. (“ERC”) a company incorporated in British Columbia, Canada.

On November 28, 2005 ERC entered into a property option agreement with Carl Von Einsiedel (“Einsiedel”) and RAM Exploration Ltd., whereby Einsiedel granted an option to ERC to acquire up to an 85% interest in the property, and RAM Exploration Ltd was appointed as operator of the property. The property subject to the option agreement consists of three mineral claims consisting of twenty-five cells within the Kamloops Mining Division of British Columbia.

The option may be exercised at any time subject to ERC paying Einsiedel as follows:

$2,112 ($2,500Cdn) on execution of the agreement (paid);
$2,178 ($2,500Cdn) on or before December 31, 2006;
$8,713 ($10,000Cdn) on or before December 31, 2007;
$30,496 ($35,000Cdn) on or before December 31, 2008.

In order to exercise the option ERC must also incur aggregate Exploration Expenditures of not less than:

$8,560 ($10,000Cdn) on or before December 31, 2006, (paid)
$17,426 ($20,000Cdn) on or before December 31, 2007;
$52,278 ($60,000Cdn) on or before December 31, 2008;
$217,825 ($250,000Cdn) on or before December 31, 2009.

During the three month period ended January 31, 2006, ERC made advanced exploration advances amounting to $9,916 ($11,650Cdn), of which $1,356 ($1,650 Cdn) has been expended.

Upon Completion Date, or as they may sooner agree, ERC and Einsiedel will enter into a Joint Venture Agreement. Under the Joint Venture Agreement, ERC will have 85% of the rights to the property and Einsiedel will have 15% of the rights to the property.

Item 2.     Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: unanticipated problems relating to exploration, hazards such as pollution, or other hazards which cannot be insured against or predicted, changes in economic conditions, availability of capital, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Overview

We were incorporated on April 13, 2005 under the laws of the state of Nevada for the purpose of engaging in mineral exploration.

Under the terms of a Property Option Agreement dated November 28, 2005 between Mr. Carl von Einsiedel, RAM Explorations Ltd., and ERC, our wholly owned mining exploration subsidiary, we acquired an option to acquire an 85% interest in mineral claims we refer to as the Johnson mineral claims. The Johnson mineral claims are located near the town of Louis Creek in the Kamloops Mining Division of the Province of British Columbia. We do not have any ownership interest in the property that is covered by the Johnson mineral claims. These mineral claims consist of 3 mineral tenures comprising a total of 25 complete cells and 5 fractional cells. A cell is a measurement for the area of a mineral claim. A cell in our optioned mineral claim area is roughly square and encloses approximately 60 acres. Our 25 cell plus fractions of cells mineral claim option covers an area of approximately 1,502 acres.

There are no known mineral reserves on the Johnson mineral claims. Exploration of these mineral claims is required before a final determination as to their viability can be made. Our exploration program commenced in December, 2005. Our option on this property is currently unexercised. In the event that we do not exercise our option, we will have no interest in the Johnson mineral claims and will not be entitled to receive back any monies spent to maintain the option.

There is no evidence of prior exploration work on the Johnson mineral claims. Geological maps show that the mineral claims are covered by natural forming deposits and that there is minimal bedrock exposure. The fact that there is minimal bedrock exposure has hindered previous exploration efforts on the Johnson mineral claims and there are no known mineral occurrences within the mineral claims area.

Under the terms of the Property Option Agreement, we will be able to exercise our option if we make aggregate payments of $43,499 (50,000 CDN) to the optionor on or before December 31, 2008 and an additional $296,089 (340,000 CDN) in aggregate exploration expenses on or before December 31, 2009. We can exercise our option at any time prior to December 31, 2009 if we pay $43,499 (50,000 CDN) to the optionor and incur $296,089 (340,000 CDN) in exploration expenses on the Johnson mineral claims. We will either satisfy the payment terms of the Property Option Agreement in the time frame provided thereby resulting in us exercising this option or we will fail to satisfy the payment terms and be in default of the Property Option Agreement. If we are in default of the Property Option Agreement, the optionor can terminate Property Option Agreement if we fail to cure any default within 45 days after the receipt of notice of default. Our option will expire if we are in default of the Property Option Agreement and fail to cure any default within 45 days after the receipt of notice of default.

Under the Property Option Agreement, we will acquire an 85% interest in the Johnson mineral claims and Mr. von Einsiedel will hold the remaining 15% interest if we exercise our option. Ram Exploration Ltd., a company owned by Mr. von Einsiedel, is the operator of the Johnson mineral claims. As the Operator, Ram is responsible for maintaining the mineral claims in good standing with the B.C. Mineral Titles Branch and for conducting the exploration activities on the property in accordance with Mr. von Einsiedel’s Geological Report.

Plan of Operation

Our business plan is to proceed with the exploration of the Johnson mineral claims to determine whether there are commercially exploitable reserves of copper, lead/zinc, gold, silver or other metals. We have embarked upon the initial phase of the exploration program recommended by our consulting geologist. The initial phase of the recommended geological exploration program will cost approximately $8,300. We have formed a wholly owned subsidiary, ERC Exploration Ltd., a British Columbia corporation, which we refer to as ERC. This entity was formed for the purpose of conducting our mineral exploration program on our behalf.

We had $73,867 in working capital as of the three month ended January 31, 2006. Accordingly, we have sufficient cash reserves to proceed with our first and second year mineral exploration program. The anticipated cost of the initial phase of the exploration program is $8,300. We commenced the field work phase of our initial exploration program in December, 2005. The initial report of our consulting geologist is expected to be available by the end of June, 2006. Once we receive the results of our initial exploration program, our board of directors, in consultation with our consulting geologist and the owner of the mineral claims, Mr. Carl von Einsiedel, will assess whether to proceed with the initiation of our second year mineral exploration program. In making this determination to proceed with a further exploration program, we will make an assessment as to whether the results of the first year exploration phase are sufficiently positive to enable us to proceed.

In the event the results of our first year exploration program prove not to be sufficiently positive to proceed with a further exploration on the Johnson mineral claims, we intend to seek out and acquire interests in North American mineral exploration properties which, in the opinion of our board of directors and independent consulting geologist, offer attractive mineral exploration opportunities. Presently, we have not given any consideration to the acquisition of other exploration properties because we have only recently commenced our initial exploration program and have not received any results.

In the event our second year mineral exploration program is undertaken, it would likely commence in January 2007 and we would expect our consulting geologists’ report followed by the report of an independent consulting geologist to be available by the end of October, 2007. The second year exploration program will initially involve a continuation of the initial phase work which will cost approximately $8,300. As a result, the first portion first and second years of the exploration program could be undertaken without the need for us to raise additional funding. In order to complete the third year exploration program we will incur costs of approximately $33,300 which will require us to raise additional funding.

In the event our board of directors, in consultation with an independent consulting geologist, chooses to complete the third year mineral exploration program in the summer of 2008, we will require additional financing. The objective of the third year exploration program is to identify areas that have a strong likelihood of hosting mineral deposits that can be explored using diamond drilling methods.

A fourth year exploration program, if undertaken, would likely commence in the summer of 2009. This program would entail Diamond Drilling of between 1,500 to 3,000 feet in 5 to 10 holes.

In the event we incur mineral exploration expenses beyond the first and second years of our mineral exploration program, we will need to raise the entire amount of the exploration program along with additional funds to meet ongoing working capital needs.

Upon the completion of the first four years of exploration phases, or any additional programs, which are successful in identifying mineral deposits, we will have to spend substantial funds on further drilling and engineering studies before we know that we have a mineral reserve. A mineral reserve is a commercially viable mineral deposit.

During this exploration stage Mr. Iversen, our President, will only be devoting approximately five to ten hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work is being performed by outside consultants. If, however, the demands of our business require more business time of Mr. Iversen such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to devote more time to our business. However, he may not be able to devote sufficient time to the management of our business, as and when needed.

We currently have no specific plans to raise additional capital because the necessity of raising additional capital will be based upon the results of the first and second years of our exploration program. Our management intends to formulate plans regarding the necessity of securing additional funding following our receipt of the results of the first two years of the exploration program. In the event that we require additional funding, we anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

We anticipate that we will incur the following expenses over the next twelve months:

•	$8,300 in connection with the completion of the initial phase of our recommended geological work program

•
$33,000 for operating expenses. Of this amount we plan to spend approximately $17,400 on general, legal, accounting and administrative expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934 and approximately $15,600 relating to working capital. We have allocated this $15,600 of working capital to office services to be provided by Evanston Management Ltd.

The following table is a summary of the various costs and fees we anticipate that we will incur through 2009 to implement the exploration of the Johnson mineral claims:

	2006	2007	2008	2009
Exploration expenses	$8,300	$8,300	$33,300	$157,000
Payment of personal fees to Mr. von Einsiedel	$2,100	$9,500	$29,000	-
Legal and Accounting fees	$17,718	$10,000	$10,000	$10,000
Payments for administrative services	$15,600	$15,600	$15,600	$15,600
Payments to consulting geologist	-	$1,200	-	-
Total	$43,718	$44,600	$87,900	$182,600

We had working capital in the amount of $73,867 as of the three months ended January 31, 2006. Our total expenditures over the next twelve months are anticipated to be approximately $43,700. If we proceed with the second year of our exploration program in 2007, we will have sufficient working capital to finance our second year of operations. In the event we determined to complete the third or fourth year of our exploration program, we will need to raise additional funds to meet ongoing working capital needs. We have not taken any specific steps nor have any specific plans to raise additional capital at the present time.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months. Accordingly, after the next twelve months, we will need to obtain additional financing for any new significant operational or exploratory expenses.

Results of Operations for Three Months Ending January 31, 2006

We did not earn any revenues from inception through the period ending January 31, 2006. We do not anticipate earning revenues until such time that we exercise our option and have entered into commercial production of the Johnson mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Johnson mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $18,061 for the three months ended on January 31, 2006. These operating expenses included professional fees in the amount of $8,974, and mineral property exploration expenditures in the amount of $1,356. The professional fees incurred during the three months ended January 31, 2006 primarily consisted of legal fees. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

We had cash of $68,739 and working capital of $73,867as of January 31, 2006.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities in the third year of our exploration program and beyond.

Off Balance Sheet Arrangements

As of January 31, 2006, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Iversen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended January 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On March 3, 2006, the registration statement filed on Form SB-2 (Commission file number 333-130586) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 2,106,700 shares of Common Stock on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2006.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Property Option Agreement between ERC Exploration Ltd., Ram Exploration Ltd. and Mr. Carl von Einsiedel (1)
21.1	Subsidiaries of Small Business Issuer (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed as an exhibit to the registration statement on Form SB-2 filed on December 22, 2005

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Edgemont Resources Corp.

Date:	March 14, 2006

By: /s/ William Iversen William Iversen Title: President, Chief Financial Officer, and Director