Form 10QSB
period 2006-04-30
EDGEMONT RESOURCES CORP
filed 2006-06-01
CIK 1333693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-130586

Edgemont Resources Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0453895
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

112-2906 West Broadway, Vancouver, B.C. V6K 2G8, Canada
(Address of principal executive offices)

(778) 230-0696
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,106,700 common shares as of April 30, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Interim Consolidated Balance Sheet as of April 30, 2006 and October 31, 2005 (audited);
F-2

Interim Consolidated Statements of Operations for the three and six months ended April 30, 2006, for the period from inception on April 13, 2005 to April 30, 2005, and cumulative period from inception on April 13, 2005 to April 30, 2006;

F-3

Interim Consolidated Statements of Cash Flows for the three and six months ended April 30, 2006, for the period from inception on April 13, 2005 to April 30, 2005, and cumulative period from inception on April 13, 2005 to April 30, 2006;

F-4	Notes to Unaudited Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

EDGEMONT RESOURCES CORP.
(An Exploration Stage Company)

SECOND QUARTER
CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

EDGEMONT RESOURCES CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	APRIL 30 2006	OCTOBER 31 2005

ASSETS

Current
Cash	$40,682	$108,348
Exploration Advances	2,693	-

	43,375	108,348

LIABILITIES

Current
Accounts payable and accrued liabilities	$5,149	$16,007
Advances due to director	-	413
	5,149	16,420

STOCKHOLDERS’ EQUITY

Common Stock
Authorized:
90,000,000 common shares with a par value of $0.001 per share
10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
7,106,700 common shares as at April 30, 2006 and October 31, 2005	7,107	7,107

Additional paid-in capital	100,668	100,668

Accumulated Other Comprehensive Income	282	-
Deficit Accumulated During The Exploration Stage	(69,831)	(15,847)
	38,226	91,928

	$43,375	$108,348

Commitments (Note 6)

The accompanying notes are an integral part of these interim consolidated financial statements

EDGEMONT RESOURCES CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED APRIL 30 2006	SIX MONTHS ENDED APRIL 30 2006	PERIOD FROM DATE OF INCEPTION APRIL 13, 2005 TO APRIL 30 2005	CUMULATIVE PERIOD FROM DATE OF INCEPTION APRIL 13, 2005 TO APRIL 30 2006

Revenue	$-	$-	$-	$-

Expenses

Office and filing fees	$2,156	3,875	-	4,675
Foreign exchange gain	-	-	-	(485)
Management fees	3,900	7,800	-	11,050
Mineral property option payments	-	2,112	-	2,112
Mineral property exploration payments	6,149	7,505	-	7,505
Professional fess	23,718	32,692	-	44,974
	35,923	53,984	-	69,831
Net Loss For The Period	$35,923	$53,984	$-	$69,831

Basic and Diluted Loss Per Share	$0.01	$0.01	$0.00

Weighted Average Number of SharesOutstanding	7,106,700	7,106,700	10,000

Other Comprehensive Loss

Net loss for the period	35,923	53,984	-
Foreign currency translation adjustment	282	282	-

Total Comprehensive Loss	35,361	53,702	-

The accompanying notes are an integral part of these interim consolidated financial statements

EDGEMONT RESOURCES CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED APRIL 30 2006	SIX MONTHS ENDED APRIL 30 2006	PERIOD FROM DATE OF INCEPTION APRIL 13, 2005 TO APRIL 30 2005	CUMULATIVE PERIOD FROM DATE OF INCEPTION APRIL 13, 2005 TO APRIL 30 2006

Cash Flows From Operating Activities
Net loss for the period	$(35,923)	$(53,984)	$-	$(69,831)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Exchange gain	-	-	-	(485)
Exploration advances	5,867	(2,693)	-	(2,693)
Accounts payable and accrued liabilities	2,130	(10,858)	-	5,149
Other comprehensive income	282	282	-	282
	(27,644)	(67,253)	-	(67,578)

Cash Flows From Financing Activities
Issue of common stock	-	-	100	107,775
Repayments to director	(413)	(413)	-	-
	(413)	(413)	100	107,775

Effect of Exchange Rate Changes On Cash	-	-	-	485

Increase (Decrease) In Cash	(28,057)	(67,666)	100	40,682

Cash, Beginning Of Period	68,739	108,348	-	-

Cash, End Of Period	$40,682	$40,682	$100	$40,682

The accompanying notes are an integral part of these consolidated financial statements

EDGEMONT RESOURCES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s audited financial statements for the fiscal year ended October 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited financial statements for the fiscal year ended October 31, 2005, has been omitted. The results of operations for the six-month period ended April 30, 2006 are not necessarily indicative of results for the entire year ending October 31, 2006.

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

APRIL 30, 2006
(Stated in U.S. Dollars)

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

c)	Use of Estimates

The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Actual results may differ from the estimates.

d)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Foreign currency balances are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the rate in effect at the time of the transaction.

EDGEMONT RESOURCES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)	Mineral Property Acquisition Payments and Exploration Costs

The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

f)	Exploration Expenditures

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

EDGEMONT RESOURCES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Exploration Expenditures (Continued)

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

The Company’s president and director has made payments on behalf of the Company to suppliers in the amount of $nil (October 31, 2005 - $413.) These amounts were advanced without interest and are due on demand. All amounts owing to this individual were fully repaid during the period ended April 30, 2006.

5.	COMMON STOCK

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

APRIL 30, 2006
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
$2,239 ($2,500Cdn) on or before December 31, 2006;
$8,956 ($10,000Cdn) on or before December 31, 2007;
$31,346 ($35,000Cdn) on or before December 31, 2008.

In order to exercise the option ERC must also incur aggregate Exploration Expenditures of not less than:

$8,713 ($10,000Cdn) on or before December 31, 2006, (incurred)
$17,912 ($20,000Cdn) on or before December 31, 2007;
$53,736 ($60,000Cdn) on or before December 31, 2008;
$223,900 ($250,000Cdn) on or before December 31, 2009.

During the six month period ended April 30, 2006, ERC incurred exploration expenditures amounting to $9,617 ($11,650Cdn).

Upon Completion Date, or as they may sooner agree, ERC and Einsiedel will enter into a Joint Venture Agreement. Under the Joint Venture Agreement, ERC will have 85% of the rights to the property and Einsiedel will have 15% of the rights to the property.

Item 2.     Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

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

We had $38,226 in working capital as of April 30, 2006. Accordingly, we have sufficient cash reserves to complete our first year mineral exploration program and commence our second year exploration program should we decide to proceed with further exploration. The anticipated cost of the initial phase of the exploration program is $8,300. We commenced the field work phase of our initial exploration program in December, 2005. The initial report of our consulting geologist is expected to be available by the end of June, 2006. Once we receive the results of our initial exploration program, our board of directors, in consultation with our consulting geologist and the owner of the mineral claims, Mr. Carl von Einsiedel, will assess whether to proceed with the initiation of our second year mineral exploration program. In making this determination to proceed with a further exploration program, we will make an assessment as to whether the results of the first year exploration phase are sufficiently positive to enable us to proceed.

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

In the event our second year mineral exploration program is undertaken, it would likely commence in January 2007 and we would expect our consulting geologists’ report followed by the report of an independent consulting geologist to be available by the end of October, 2007. The second year exploration program will initially involve a continuation of the initial phase work which will cost approximately $8,300. In order to complete the third year exploration program, we will incur costs of approximately $33,300. As a result, have sufficient funding to commence our second year exploration program, but we will need to raise additional funding to complete the second and third year of the exploration program.

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

We currently have no specific plans to raise additional capital because the necessity of raising additional capital will be based upon the results of the year of our exploration program. Our management intends to formulate plans regarding the necessity of securing additional funding following our receipt of the results of the first year of the exploration program. In the event that we require additional funding, we anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

We anticipate that we will incur the following expenses over the next twelve months:

•	$8,300 in connection with the completion of the second year of our recommended geological work program should the board of directors decide to proceed with further exploration

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

The following table is a summary of the total various costs and fees we anticipate that we will incur through 2009 to implement the exploration of the Johnson mineral claims:

	2007	2008	2009
Exploration expenses	$8,300	$33,300	$157,000
Payment of personal fees to Mr. von Einsiedel	$9,500	$29,000	-
Legal and Accounting fees	$10,000	$10,000	$10,000
Payments for administrative services	$15,600	$15,600	$15,600
Payments to consulting geologist	$1,200	-	-
Total	$44,600	$87,900	$182,600

We had working capital in the amount of $38,226 as of April 30, 2006. Our total expenditures over the next twelve months are anticipated to be approximately $41,300. If we proceed with the second year of our exploration program in 2007, we will have sufficient working capital to commence our second year exploration program, but we will need to raise additional funding to complete the second and third year of the exploration program to meet ongoing working capital needs. We have not taken any specific steps nor have any specific plans to raise additional capital at the present time.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months. Accordingly, after the next twelve months, we will need to obtain additional financing for any new significant operational or exploratory expenses.

Results of Operations for Three Months Ending April 30, 2006

We did not earn any revenues from inception through the period ending April 30, 2006. We do not anticipate earning revenues until such time that we exercise our option and have entered into commercial production of the Johnson mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Johnson mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $35,923 for the three months ended on April 30, 2006. These operating expenses included professional fees in the amount of $23,718, management fees of $3,900, office and filing fees of $2,156, and mineral property exploration expenditures in the amount of $6,149. The professional fees incurred during the three months ended April 30, 2006 primarily consisted of legal fees. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and complying with the reporting requirements associated with becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

We had cash of $40,682 and working capital of $38,226 as of April 30, 2006.

We have not attained profitable operations and are dependent upon obtaining financing to complete exploration activities in the second year of our exploration program and pursue exploration activities in the third year of our exploration program and beyond.

Off Balance Sheet Arrangements

As of April 30, 2006, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Mineral Property Acquisition Payments and Exploration Costs

We expense all costs incurred on mineral properties to which we have secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

We regularly perform evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Exploration Expenditures

We follow a policy of expensing exploration expenditures until a production decision in respect of the project and we are reasonably assured that we will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of our investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that we will continue exploration on such project.

We do not set a predetermined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

Our exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. We have made, and expect to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. William Iversen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended April 30, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2006.

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

Edgemont Resources Corp.

Date:	May 31, 2006

By: /s/ William Iversen William Iversen Title: Chief Executive Officer and Chief Financial Officer