Form 10QSB
period 2006-09-30
SWMX, INC.
filed 2006-10-31
CIK 1333693

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

                For the quarterly period ended September 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________________ to __________________

                       Commission file number: 333-130586

                                   SWMX, INC.
---------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                      20-5296949
---------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation  or Organization)

                     1 Bridge St., Irvington, New York 10533
---------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (914) 406-8400
---------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

---------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Check  whether  the issuer  (1) filed all  reports  required  to be filed by
Section  13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant  was required to file such reports),  and (2)
has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     As of October 31, 2006, there were 205,925,000 shares of the issuer's common equity outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page

Part I    FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited).....................................2

          Consolidated  Balance  Sheets - September 30, 2006 and December
          31, 2005

          Consolidated  Statements of  Operations  for the three and nine months  ended  September  30,  2006  and  for the  period  from inception (August 23, 2005) to September 30, 2005

          Consolidated Statements of Cash Flows for the nine months ended
          September  30, 2006 and for the period from  inception  (August
          23, 2005) to September 30, 2005

          Consolidated  Statement  of  Changes  in  Stockholders'  Equity
          (Deficit) for the nine months ended September 30, 2006

          Notes to Consolidated Financial Statements

 Item 2.  Management's Discussion and Analysis or Plan of Operation...........14

 Item 3.  Controls and Procedures.............................................18

Part II   OTHER INFORMATION

                                       i

                                                          PART I
                                                   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                                        SWMX, INC.
                                                CONSOLIDATED BALANCE SHEETS

                                                                                  September 30, 2006    December 31, 2005
                                                                                     (Unaudited)               (A)
                                                                                  ------------------    -----------------
                                           ASSETS

CURRENT ASSETS
Cash                                                                                 $  1,969,202          $     79,820
Restricted cash                                                                            70,000                  --
Accounts receivable, net                                                                3,006,980               306,262
Prepaid expense and other current assets                                                  194,532                  --
Note receivable related party                                                             200,000                  --
                                                                                     ------------          ------------
TOTAL CURRENT ASSETS                                                                    5,440,714               386,082

Property and equipment, net of accumulated depreciation and
   amortization                                                                         1,650,902             1,055,111
Security deposit                                                                          151,893                  --
                                                                                     ------------          ------------
TOTAL ASSETS                                                                         $  7,243,509          $  1,441,193
                                                                                     ============          ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable                                                                     $  2,086,744          $    287,710
Accrued expenses                                                                          717,559               107,497
Notes payable to related parties                                                             --               1,193,111
Due to related parties                                                                       --               2,862,461
Advances from investors                                                                      --                 200,000
                                                                                     ------------          ------------
TOTAL CURRENT LIABILITIES                                                               2,804,303             4,650,779
                                                                                     ============          ============
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock, 205,925,000 and 160,000,000 shares, respectively,
   at a par value of $.01 per share (see note 1)                                        2,059,250             1,600,000
Additional paid in capital                                                             12,037,962            (1,600,000)
Accumulated deficit                                                                    (9,658,006)           (3,209,586)
                                                                                     ------------          ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                    4,439,206            (3,209,586)
                                                                                     ============          ============

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                 $  7,243,509          $  1,441,193
                                                                                     ============          ============

(A) Represents Predecessor Company, Soft Wave Media LLC (see Note 1), derived from the audited financial statements.

                                             See notes to financial statements
                                                             2

                                                         SWMX, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006
                            AND THE PERIOD FROM INCEPTION (AUGUST 23, 2005) TO SEPTEMBER 30, 2005
                                                         (UNAUDITED)

                                                                              Three months     Nine months      Period from
                                                                                 ended            ended          inception
                                                                             September 30,    September 30,    (8/23/05) to
                                                                                  2006            2006          9/30/05 (A)
                                                                             -------------    -------------    -------------

Net Revenues                                                                 $     632,579    $   1,546,059    $      49,387

Costs and expenses:

    Cost of revenues                                                               336,850          785,131           34,500
    Selling, general and administrative expenses (including
       stock-based compensation expense of $306,000 and $642,000)                3,117,341        6,973,536           21,273
                                                                             -------------    -------------    -------------

Total costs and expenses                                                         3,454,191        7,758,667           55,773
                                                                             -------------    -------------    -------------

Operating loss                                                                  (2,821,612)      (6,212,608)          (6,386)

Interest expense, net                                                                1,434          235,812            1,528
                                                                             -------------    -------------    -------------

Net loss                                                                     $  (2,823,046)   $  (6,448,420)   $      (7,914)
                                                                             =============    =============    =============

Net loss per common share - basic and diluted                                $       (0.01)   $       (0.03)   $        0.00

Weighted average number of shares outstanding -
   basic and diluted                                                           204,250,543      198,790,625      160,000,000

(A) Represents Predecessor Company, Soft Wave Media LLC (see Note 1)

                                              See notes to financial statements
                                                              3

                                                    SWMX, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                      AND THE PERIOD FROM INCEPTION (AUGUST 23, 2005) TO SEPTEMBER 30, 2005
                                                   (UNAUDITED)

                                                                    Nine months ended      Period from inception
                                                                   September 30, 2006      (8/23/05) to 9/30/05
                                                                   ------------------      --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net  loss                                                          $  6,448,420             $     (7,914)
   Adjustments to reconcile net loss to net cash
   used in operating activities:

   Depreciation and amortization                                           378,813                   32,972
   Provision for doubtful accounts                                       1,282,000                     --
   Stock-based compensation                                                642,000                     --
   Amortization and write-off of debt discount                              48,889                     --
   Changes in operating assets and liabilities:
   Accounts receivable                                                  (3,982,718)                (308,622)
   Prepaid expenses and other current assets                              (194,532)                    --
   Security deposit                                                       (151,893)                    --
   Accounts payable                                                      1,799,034                  337,508
   Accrued expenses                                                        610,062                   66,324
   Due to related parties                                                 (262,461)
                                                                      ------------             ------------
     Net Cash (Used in) Provided by Operating Activities                (6,279,226)                 120,268
                                                                      ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                     (974,604)                    --
   Note receivable from related party                                     (500,000)                    --
   Repayment of note receivable from related party                         300,000
   Restricted cash                                                         (70,000)                    --
                                                                      ------------             ------------
     Net Cash used in Investing Activities                              (1,244,604)                    --
                                                                      ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock, net of expenses                            10,655,212                     --
   Increase in notes payable to related parties                            158,000                     --
   Repayment of notes payable to related parties                        (1,400,000)
   Borrowings under revolving credit facility                            1,500,000                     --
   Repayments under revolving credit facility                           (1,500,000)                    --
                                                                      ------------             ------------
     Net Cash Provided by Financing Activities                           9,413,212                     --
                                                                      ------------             ------------

Net increase in cash                                                     1,889,382                  120,268

Cash at beginning of period                                                 79,820                     --
                                                                      ------------             ------------

Cash at end of period                                                 $  1,969,202             $    120,268
                                                                      ============             ============

                       SUPPLEMENTAL INFORMATION
Cash interest paid                                                    $     31,677             $       --

Non-cash transactions -
In January  2006 the Company  issued  common  stock of $200,000  for cash  received in the prior period which was reflected as a liability in the December 31, 2005 balance sheet.

In July 2006 the Company  issued 866,667  shares of common stock in  satisfaction  of $2.6 million due to related parties at market price.(see note 7).

In August 2005 the Company acquired software in exchange for a note payable of
$1,187,000, net of discount, from a related party. (see note 5)

                                        See notes to financial statements
                                                        4

                                                       SWMX, INC.
                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                                       (UNAUDITED)

                                                   Common Stock              Additional
                                           ----------------------------       Paid-in       Accumulated
                                              Shares          Amount          Capital         Deficit          Total
                                           ------------   -------------   -------------   -------------   -------------

Balance, January 1, 2006                   160,000,000    $  1,600,000    $ (1,600,000)   $ (3,209,586)   $ (3,209,586)

Issuance of Common Stock,
   January 2006                             40,000,000         400,000       1,582,000                       1,982,000

Issuance of Common Stock,
   July 2006                                 4,000,000          40,000      11,433,212                      11,473,212

Reverse merger (note 1)                      1,900,000          19,000         (19,000)                           --

Issuance of Common Stock - Board member         25,000             250          37,250                          37,500

Stock-based compensation expense                                               604,500                         604,500

Net loss                                                                                    (6,448,420)     (6,448,420)

                                           -----------    ------------    ------------    ------------    ------------
Balance, September 30, 2006                205,925,000    $  2,059,250    $ 12,037,962    $ (9,658,006)   $  4,439,206
                                           ===========    ============    ============    ============    ============

                                            See notes to financial statements
                                                            5

                                   SWMX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE -1-          SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

         BUSINESS DESCRIPTION

         SWMX, Inc. ("SWMX" or the "Company") operates the SWMX Marketplace,  an electronic  open  marketplace  for the purchase,  sale,  management and distribution of advertising  media time. The SWMX  Marketplace  enables
         advertisers   and   broadcasters   to   execute   sophisticated   media
         transactions on one platform, in one process, in real-time.

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of SWMX, Inc. and its wholly-owned  subsidiary SoftWave Media Exchange,
         Inc. Intercompany balances and transactions have been eliminated.

         HISTORY

         On July 26,  2006  Edgemont  Resources,  Inc.  created  a  wholly-owned subsidiary, SWMX Acquisition,  Inc., to acquire and merge with and into
         SoftWave Media Exchange,  Inc.,  pursuant to a merger  agreement.  Upon conclusion of the merger, Edgemont Resources,  Inc. changed its name to
         SWMX,  Inc.  and the  subsidiary  changed  its name to  SoftWave  Media
         Exchange, Inc.

         The merger of a private  operating  company,  SoftWave Media  Exchange,
         Inc. into a non-operating public shell corporation, Edgemont Resources,
         Inc., with nominal assets or liabilities  resulted in the  shareholders of SoftWave Media Exchange, Inc. having actual operating control of the merged company after the transaction.  The transaction is considered to
         be  a  capital  transaction  in  substance,   rather  than  a  business
         combination. That is, the transaction is the equivalent to the issuance of stock by the  private  company  for the net  monetary  assets of the shell company,  accompanied  by a  recapitalization.  Accordingly,  the outstanding shares of SoftWave Media Exchange,  Inc. have been restated
         in  the  accompanying  balance  sheets  and  statement  of  changes  in stockholders'  equity (deficit) to give effect to the merger.  Pursuant to the merger agreement the common stock exchange ratio was one to one.
         The  restated  shares  have  been used in the  computation  of loss per share.  The merger  resulted in SoftWave Media Exchange,  Inc.  issuing
         1,900,000  shares of common stock to Edgemont  Resources,  Inc. for net assets of no value and the payment of $400,000 to the  shareholders  of
         Edgemont  Resources,  Inc.  which is included  in Selling,  General and
         Administrative expenses in the accompanying statements of operations.

         All information  presented reflects the  recapitalization of SWMX, Inc.
         and the  operations of SoftWave Media  Exchange,  Inc. and not Edgemont
         Resources,   Inc.  Any   references   to   predecessor   companies  are
         predecessors  to  SoftWave  Media  Exchange,   Inc.  and  not  Edgemont
         Resources, Inc. The "Company" shall refer to SWMX, Inc. and or SoftWave
         Media Exchange, Inc.

         On January 19,  2006,  SoftWave  Media  Exchange,  Inc.  entered into a contribution  agreement  with Soft  Wave  Media,  LLC and its  members,
         Alowex, LLC ("Alowex") and Remnant Media, LLC, whereby Soft Wave Media,
         LLC (the  "Predecessor")  contributed  all of its assets and all of its liabilities to SoftWave Media Exchange,  Inc. These assets included but were not limited to software,  intellectual  property,  domain name and website content.  This transaction  effectively  merged the Predecessor into SoftWave Media Exchange,  Inc. and did not result in any change in ownership or control.  As such the assets and  liabilities  of SoftWave
         Media Exchange, Inc., as of the contribution date, are reflected at the carryover basis of the Predecessor.

                                   SWMX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         LIQUIDITY

         The Company has  incurred  substantial  losses from  inception  through
         September 30, 2006, which raise  substantial doubt about its ability to continue as a going  concern.  Such losses  resulted from the Company's lack of significant  revenue and costs incurred in the establishment of
         its   infrastructure.   The  Company   expects  to  continue  to  incur
         significant operating expenses in order to execute its current business plan. In July 2006, the Company executed a private  placement  offering of common stock (see note 8) and believes that it has access to sources of working  capital that are  sufficient to fund its operations for the year ending December 31, 2006, however, there can be no assurances that sufficient  funds will be  available.  The Company also  believes  that additional capital requirements  associated with its development can be met by  raising  debt or equity  when  needed,  though  there can be no assurances  that the Company  will be able to raise any such capital or upon what terms. The accompanying  financial  statements do not include any adjustments that might result from this uncertainty.

NOTE -2-          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         UNAUDITED INTERIM FINANCIAL INFORMATION

         The accompanying  consolidated  balance sheet as of September 30, 2006, the consolidated statements of operations for the three and nine months ended September 30, 2006, the consolidated  statement of cash flows and the consolidated statement of changes in stockholders' equity (deficit)
         for the nine months  ended  September  30, 2006 and for the period from inception (August 23, 2005) to September 30, 2005 are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting  principles  generally accepted in the United States of
         America. In the opinion of management,  the unaudited interim financial statements  include  all  adjustments  of  a  normal  recurring  nature necessary for the fair  presentation  of our  financial  position as of
         September 30, 2006,  our results of  operations  for the three and nine months  ended  September  30,  2006 and for the period  from  inception
         (August 23, 2005) to September 30, 2005 and our cash flows for the nine months  ended  September  30,  2006 and for the period  from  inception
         (August 23, 2005) to September 30, 2005.  The results of operations for the three and nine months ended  September 30, 2006 are not necessarily indicative  of the results to be expected for the year ending  December
         31, 2006.

         These  unaudited  interim  financial   statements  should  be  read  in
         conjunction with the December 31, 2005 audited financial statements and the related notes of the Predecessor.

         USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

         The  preparation of financial  statements in conformity with accounting principles  generally accepted in the United States of America requires management to make estimates and  assumptions  that affect the reported amounts of assets and liabilities  and disclosure of contingent  assets and  liabilities  at the  date  of the  financial  statements  and  the reported amounts of revenues and expenses during the reporting  period.
         The Company's most  significant  estimates and assumptions  made in the preparation of the financial  statements relate to revenue  recognition and allowance for doubtful  accounts.  Actual results could differ from those estimates.

         RESTRICTED CASH

         The Company's  restricted cash balance of $70,000 at September 30, 2006 consists of a certificate  of deposit that serves as collateral for the
         Company's merchant credit card account.  The term of the certificate of deposit is one year and expires on August 9, 2007.

                                   SWMX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         ACCOUNTS RECEIVABLE

         Accounts  receivable  are  recorded  at the  gross  amount  billed  and reported at the amount  outstanding,  net of any allowances for amounts that the Company  believes are not  collectible.  As of  September  30,
         2006, the Company has an allowance for doubtful accounts of $1,282,000, of which  $1,182,000 is related to one customer that  accounted for 17%
         of the Company's revenues for the nine months ended September 30, 2006.
         In determining to establish a reserve for this one customer the Company evaluated the  willingness  and the ability of this customer to satisfy its obligations.  Information came to light in September 2006, that the
         Company believed raised  substantial doubt about the  collectibility of this receivable and  accordingly  established a reserve for the balance owed by this  customer.  The Company is  vigorously  pursuing all legal avenues available to it in an effort to collect on this receivable.  At
         December 31, 2005, no allowance was deemed required.

         CAPITALIZED SOFTWARE

         In accordance with Statement of Position 98-1, Accounting for the Costs of Computer  Software  Developed  or Obtained  for  Internal  Use ("SOP
         98-1"),  certain direct  development costs associated with internal-use software are capitalized.  These costs include external direct costs of service  and  payroll  costs for  employees  devoting  time to software projects  principally  related to  software  coding,  designing  system interfaces and  installation  and testing of the software.  These costs are  recorded as fixed  assets and are  amortized  over a period not to exceed three years beginning when the asset is substantially  ready for use. Costs incurred  during the  preliminary  project stage, as well as maintenance  and  training  costs are  expensed  as  incurred.  Through
         September 30, 2006, the Company has not capitalized any cost other than the cost of the software  purchased from Alowex, a related party, based on the criteria of SOP 98-1 (see note 5).

         PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost less accumulated depreciation.
         The Company  provides for depreciation and amortization on property and equipment used by applying the straight-line  method over the following estimated useful lives:

                                                          Estimated
         Assets                                         Useful Lives
         ------                                         ------------

         Capitalized software                              3 years
         Computer equipment and software                  1-3 years
         Furniture and fixtures                            3 years
         Leasehold improvements              Shorter of 5 years or life of lease

         REVENUE RECOGNITION AND PRESENTATION

         The Company  recognizes revenue when all of the following criteria have been met: persuasive  evidence of an arrangement exists;  services have been rendered;  the price to the customer is fixed and determinable and collectibility  from  the  customer  is  reasonably  assured.  In  most instances,  these criteria are met when the customer's advertisement is aired, and it is at this point that the Company recognizes  revenue. In compliance  with Emerging  Issues Task Force  ("EITF") Issue No. 99-19,
         Reporting  Revenue  Gross as a  Principal  versus Net as an Agent,  the
         Company assesses whether the Company or the third party  broadcaster is the  primary  obligor.  In  addition,  the  Company  gives  appropriate consideration  to other key indicators such as latitude in establishing price,  discretion  in  broadcaster  selection and who has credit risk.
         Considering  that the Company  operates  broadly as a network  exchange along with the industry  practice to generally  record revenue on a net versus  gross  basis,  the Company  believes  that there must be strong
         evidence  in  place  to  overcome  the   presumption   of  net  revenue
         accounting.  Accordingly,  to date the Company has recorded revenue net of pass-through  charges,  based on the Company's assessment of the key indicators.  Should the Company enter into  transactions  where the key indicators  suggest  they are acting as a  principal,  then the Company will record the gross amount billed as revenue.

         For the nine months ended  September 30, 2006,  approximately  24%, 17%
         and  11%  of  the  Company's   revenues  came  from  three   customers,
         respectively.  These same three customers  accounted for 53% and 43% of accounts  receivable  as of  September  30, 2006 and December 31, 2005,
         respectively. See note 2 Accounts Receivable for further discussion.

                                   SWMX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         COST OF REVENUES

         Cost of revenues consists of the expenses associated with the operation of  the  Company's  data  centers  including  depreciation,  labor  and bandwidth costs.  Cost of revenues also include expenses related to the
         amortization  of  capitalized  software  development  costs,   acquired
         technologies  as well as  other  software  development  costs  that are expensed in accordance with SOP 98-1.

         INCOME TAXES

         The Company  applies  the asset and  liability  approach  to  financial accounting and reporting for income taxes.  Deferred  income tax assets and  liabilities  are computed for  differences  between the  financial statement and tax bases of assets and  liabilities  that will result in future  taxable or  deductible  amounts,  based on enacted tax laws and rates for the periods in which the  differences  are expected to affect taxable income.  Valuation allowances are established,  when necessary, to reduce deferred tax assets to the amount expected to be realized.

         The Company has incurred  losses since its formation at the time of the contribution  agreement;  such losses create a deferred tax asset.  The
         Company has established a valuation reserve equal to this asset.

         STOCK - BASED COMPENSATION

         In December 2004,  the Financial  Accounting  Standards  Board ("FASB")
         issued  Statement of Financial  Accounting  Standards  ("SFAS") No. 123
         (revised),   "Share-Based   Payment"  ("SFAS   123(R)").   SFAS  123(R)
         eliminates  the  alternative  to use  the  intrinsic  value  method  of
         accounting,   which  generally  resulted  in  no  compensation  expense
         recorded in the financial  statements related to the issuance of equity awards to employees.  SFAS 123(R) requires that the cost resulting from all share based  payment  transactions  be  recognized in the financial statements.

         SFAS 123(R)  establishes  fair value as the  measurement  objective  in accounting  for share  based  payment  arrangements  and  requires  all companies to apply a fair value based measurement  method in accounting for generally all share based payment transactions with employees.  The
         Company  adopted  SFAS No.  123(R) in  connection  with its issuance of stock options  during the quarter ended March 31, 2006 (no options were issued by the Predecessor prior to this quarter).

         During the nine months ended  September  30, 2006,  the Company  issued options  to  purchase  2,370,000  shares  of  common  stock at  various exercise  prices.  There  were no options  granted in the three  months ended  September 30, 2006.  In accordance  with SFAS 123(R) the Company recorded an expense  relating to these options of $306,000 and $642,000
         for  the  three  and  nine  months  ended   September  30,  2006.   The
         compensation expense is being recognized over the vesting period of the options ranging from 6 months to 3 years.

         The Company used the Black-Scholes option-pricing model to estimate the
         fair   value   of  these   stock-based   awards   with  the   following
         weighted-average assumptions for the indicated periods:

                      Risk-free interest rate          4.50%

                      Expected lives                 4 years

                      Expected dividends              $   --

                      Volatility                         35%

                                   SWMX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes the Company's stock option activity:

                                                                        Weighted Average
                                                      Shares             Exercise Price        Option Price Range
                                                    ----------          ----------------       ------------------
         Balance at December 31, 2005                    --                  --                      --
            Granted                                 2,370,000               $   0.61            $0.05-$1.50
            Exercised                                    --                  --                      --
            Forfeited                                    --                  --                      --
                                                    ---------               --------            -----------
         Balance at September 30, 2006              2,370,000               $   0.61            $0.05-$1.50
                                                    =========               ========            ===========

         The following table  summarizes  information  about the Company's stock options outstanding at September 30, 2006:

                                   Options Outstanding                                   Options Exercisable
         ----------------------------------------------------------------------   --------------------------------
                                 Number           Weighted          Weighted          Number           Weighted
         Range of Exercise     Outstanding        Average           Average       Exercisable as       Average
               Prices          at 9/30/06      Remaining Life    Exercise Price     of 9/30/06      Exercise Price
         -----------------     ----------      --------------    --------------     ----------      --------------
               $0.05            600,000             4.58             $0.05            200,000           $0.05
               $0.50            725,000             4.88             $0.50             50,000           $0.50
               $1.00          1,010,000             6.84             $1.00            150,000           $1.00
               $1.50             35,000             4.84             $1.50               --               --

         On July 26, 2006,  the  Company's  Board of Directors  adopted the 2006
         Stock Option Plan (the "Plan").  630,000 shares of the Company's common stock has been  reserved for issuance  under the Plan.  As of September
         30, 2006, no stock options have been granted under this Plan.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In  September   2006,  the  FASB  issued  SFAS  No.  157,  "Fair  Value
         Measurements".   This  Statement  defines  fair  value,  establishes  a
         framework for  measuring  fair value in generally  accepted  accounting principles, and expands disclosures about fair value measurements. This
         Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those  accounting  pronouncements  that  fair  value  is  the  relevant measurement attribute. Accordingly, this Statement does not require any
         new  fair  value  measurements.   However,   for  some  entities,   the
         application  of this  Statement  will  change  current  practice.  This
         Statement is effective for financial statements issued for fiscal years beginning  after  November 15, 2007,  and interim  periods within those fiscal years.  The Company is currently  evaluating  the impact of this
         Statement on its financial statements.

         In July 2006, the FASB issued Financial  Interpretation No. 48 (FIN 48)
         ("Accounting for Uncertainty in Income Taxes, as Interpretation of FASB
         Statement No. 109"). This  Interpretation  clarifies the accounting for uncertainty  in income taxes  recognized in an  enterprise's  financial statements in accordance  with FASB Statement No. 109,  "Accounting for
         Income  Taxes".   FIN  48  prescribes  a  recognition  and  measurement
         threshold  attributable  for the financial  statement  recognition  and measurement  of a tax  position  taken or expected to be taken in a tax return.  FIN 48 also provides guidance on recognition,  classification, interest and penalties,  accounting in interim periods, disclosures and transition.  FIN 48 is  effective  for  fiscal  years  beginning  after
         December 15, 2006.  The Company is currently  evaluating  the impact of this Interpretation on its financial statements.

NOTE -3-          LOSS PER SHARE

         Net loss  per  share  has  been  presented  pursuant  to SFAS No.  128,
         "Earnings per Share".  Basic net loss per share is computed by dividing reported  net loss  available  to common  shareholders  by the weighted average shares  outstanding for the period.  Diluted net loss per share
         is  computed  by  dividing   reported  net  loss  available  to  common
         shareholders  by weighted  average shares  outstanding  for the period, adjusted for the dilutive  effects of common stock  equivalents,  which consist of stock options, using the treasury stock method.

                                   SWMX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALL STOCK OPTIONS HAVE BEEN EXCLUDED FROM THE  COMPUTATION OF EARNINGS PER SHARE
DUE TO THEIR ANTI-DILUTIVE EFFECT. THE WEIGHTED AVERAGE NUMBER OF SUCH SHARES IS
1,885,000 AND 1,235,855 FOR THE THREE AND NINE MONTHS ENDED  SEPTEMBER 30, 2006,
RESPECTIVELY.

NOTE -4- PROPERTY AND EQUIPMENT

                                                      September      December
Property and equipment consists of:                   30, 2006       31, 2005

Capitalized Software                               $ 1,187,000    $ 1,187,000
Computer Equipment and software                        811,516           --
Furniture and fixtures                                  71,604           --
Leasehold improvements                                  91,484           --
                                                   ===========    ===========
                                                   $ 2,161,604    $ 1,187,000

Less - Accumulated depreciation and amortization      (510,702)      (131,889)
                                                   -----------    -----------

                                                   $ 1,650,902    $ 1,055,111

         Depreciation and amortization  expense was  approximately  $156,015 and
         $378,813 for the three and nine months ended September 30, 2006.

NOTE -5-          NOTE PAYABLE TO RELATED PARTY

         On August 23, 2005, the  Predecessor  entered into an Agreement of Sale with Alowex,  an entity that is  wholly-owned by two  shareholders  and founders  of the  Predecessor  whereby  Alowex  agreed  to  sell to the
         Predecessor the software and any  intellectual  property related to the
         Remnant  Radio  Software  Platform,  which  is the  predecessor  to the
         SoftWave Radio Software  Platform.  As  consideration,  the Predecessor issued to Alowex a promissory note ("Original  Alowex Promissory Note")
         in the original amount of $1,242,000,  representing an amount agreed to by the  co-founders as fair value.  The note provided for interest at a rate of 4% per annum,  with monthly  payments of principal and interest commencing on September 1, 2005 through  August 31, 2008 and is subject to a security  agreement  consisting of substantially all of the assets of the Company.  However, no amounts were paid during 2005 or 2006, and the  Original  Alowex  Promissory  Note  was  canceled  with a new note entered into on January 19, 2006, as noted below.

         As the  Original  Alowex  Promissory  Note was issued at a below market interest rate, the Company imputed  interest at a market rate resulting in a debt discount of approximately $55,000.

         On January  19,  2006,  SoftWave  Media  Exchange,  Inc.  canceled  the
         Original  Alowex  Promissory Note and issued to Alowex a new promissory note in the amount of $1.4 million ("Alowex, LLC Promissory Note"). The
         Alowex,  LLC Promissory Note provides for monthly  payments of interest at the rate of 7% per annum  commencing  February  19, 2006 and monthly principal and interest payments of $33,524 commencing February 19, 2007 until  January 19,  2011 on which date all  outstanding  principal  and accrued interest shall be due and payable. This agreement is subject to a security  agreement  consisting  of  substantially  all assets of the
         Company.  In the event the Company  receives  proceeds from the sale of equity securities in any single or a series of related  transactions in which the amount raised equals or exceeds $10 million, the entire note, including  accrued  interest,  is due and payable.  In connection  with entering  into  the  Alowex,  LLC  Promissory  Note and  canceling  the
         Original  Alowex  Promissory  Note, the Company wrote off the remaining debt  discount,  the Original  Alowex  Promissory  Note and the accrued
         interest   payable   resulting  in  an  interest   expense   charge  of
         approximately $195,000 in 2006 related to this transaction.  The Alowex
         LLC  Promissory  Note  is  classified  as a  current  liability  in the accompanying December 31, 2005 balance sheet as it was the intention of the Company to satisfy this within the year.

                                   SWMX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In connection with the private placement transaction that was completed on July 26, 2006 (see note 9), this liability,  $1,400,000,  was repaid in full.

NOTE -6-          REVOLVING CREDIT FACILITY

         On January 19, 2006 and subsequently  amended on May 15, 2006, SoftWave
         Media  Exchange,  Inc.  entered into a credit  facility  with Soft Wave
         Funding, LLC, an entity owned by two shareholders of the Company. While the credit  facility  provides for a $1.5 million  revolving  loan that matures on the  earlier of  September  1, 2006 or the date the  Company receives proceeds from the sale of equity securities in any single or a series of related  transactions  in which the amount  raised  equals or exceeds the then  outstanding  amount  under the credit  facility,  the
         Company  has no  assurance  that these funds will be  available.  Loans under the credit  facility  bear interest at the rate of 8.0% per annum and are secured,  on a subordinated basis to the Alowex, LLC Promissory
         Note, by substantially all of the Company's assets.

         In connection with the private placement transaction that was completed on July 26, 2006 (see note 9), the then  outstanding  amount owed under this credit facility,  $1,500,000,  was repaid and the revolving credit facility expired in accordance with its terms and has not been renewed.

NOTE -7-          ALOWEX AND REMNANT LETTER AGREEMENTS

         On January 19, 2006, in consideration  for services  provided by Alowex and Remnant Media,  LLC to the Predecessor and the  contributions  that each had made to the development of the  Predecessor,  its software and its website,  the Company agreed to pay each party $1.3 million. If the
         Company  receives  proceeds  from the sale of equity  securities in any single or a series of related  transactions  in which the amount raised equals  or  exceeds  $10  million,  under  the  terms of  these  letter agreements all amounts are due and payable, otherwise these amounts are due on demand at an interest  rate of 6%. As of December 31, 2005,  the
         Company recorded a liability and expense of $2.6 million. The liability is included as due to related parties in the accompanying  December 31,
         2005 balance sheet.

         In connection with the private placement transaction that was completed on July 26,  2006 (see note 9),  this  liability  of $2.6  million  was converted into equity for an aggregate  866,667 shares of the Company's common stock, based on current market value.

NOTE -8-          COMMITMENTS AND CONTINGENCIES

         In May 2006 the Company  entered  into a lease to secure  approximately
         24,000 square feet of office space.  The lease has a five year term, at an initial rate of $617,000  per year,  with stated  escalations  which approximate 3.5% per year  thereafter.  Included in accrued expenses as of September 30, 2006 is deferred rent of approximately $54,000.

         In August  2006,  the  Company  terminated  the  employment  of one its officers.  This former officer has commenced an arbitration proceeding, pending before the American Arbitration  Association,  alleging that he is due  compensation  and benefits in connection  with his  termination
         pursuant  to  his  employment   agreement  with  the  Company.  As  the
         arbitration  is in the very  early  stages,  the  Company  is unable to predict the outcome, however, the Company believes it has a meritorious defense to these claims and intends to vigorously defend itself.

NOTE -9-          STOCKHOLDERS' EQUITY (DEFICIT)

         On January 19,  2006,  SoftWave  Media  Exchange,  Inc.  entered into a contribution  agreement with the  Predecessor,  whereby the Predecessor contributed  all of its assets and all of its  liabilities  to SoftWave
         Media Exchange, Inc. in exchange for 160 million shares of common stock of SoftWave Media Exchange,  Inc., which were subsequently  distributed equally to the Company's  members,  Alowex and Remnant Media, LLC which each  received  80 million  shares of common  stock of  SoftWave  Media
         Exchange, Inc. This transaction effectively merged the Predecessor into
         SoftWave  Media  Exchange,  Inc.  and did not  result in any  change in ownership or control.

                                   SWMX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Subsequently on January 19, 2006, SoftWave Media Exchange, Inc. sold 40 million  shares of common stock to new  investors  for  $2,000,000,  or
         $1,982,000  net of  expenses.  The  stockholders  also  entered  into a registration rights agreement which provides for, as defined, the right of first referral and incidental  registration rights if SoftWave Media
         Exchange,  Inc.  proposes to file a  registration  statement  under the
         Securities Act.

         In December 2005, these investors advanced $200,000 toward the purchase of these shares.  Concurrent with this investment the Company agreed to pay to Alowex  and  Remnant  Media,  LLC a total of  $400,000  for past services.  Of this amount $150,000 was paid prior to December 31, 2005, with the balance paid in January 2006.  The ownership  structure of the
         Company after this transaction is as follows:

                   Shareholders                               # of Common Shares
                   -------------------------------------- ----------------------
                   Alowex, LLC                                    80,000,000
                   Remnant Media, LLC                             80,000,000
                   New investors                                  40,000,000
                                                                 -----------

                   Total shares outstanding                      200,000,000
                                                                 ===========

         On January 31, 2006, each of Alowex and Remnant Media,  LLC distributed its shares to its respective members.

         On April 20, 2006,  certain  shareholders  of the Company  collectively sold 2,078,479 shares of common stock of SoftWave Media Exchange,  Inc.
         in a private placement to 65 purchasers at a price of $1.50 per share.

         On July 26, 2006, the Company completed a private placement pursuant to which it sold 4.0 million  shares of common stock for gross proceeds of
         $12.0  million,  including  through the  conversion of the $2.6 million owed to Alowex and Remnant Media, LLC (as discussed further in Note 7).
         In addition, the Company used $1.4 million of the net proceeds to repay a loan due to Alowex (see Note 5) and $1.5 million to repay the balance outstanding at that time under the `revolving credit facility (see Note
         6).

         In June 2006,  the Company  issued 25,000 shares of common stock to its chairman of the board, as  compensation  for his accepting the position as chairman. The Company recorded a stock-based  compensation charge of
         $37,500 based on the market price on the date of issuance.

NOTE -10-         RELATED PARTY TRANSACTIONS

         During the three and nine months ended  September  30, 2006 the Company received  consulting  services,  web hosting  services and rent charges totaling  $87,500 and $380,500 from companies  owned by shareholders of the company; $7,500 and $121,500 of these amounts have been included in cost of  revenues  and  $60,000  and  $209,000  have been  included  in selling,  general  and  administrative  expenses  in  the  accompanying statements of operations. In July 2006 the Company loaned an affiliated company  $500,000  pursuant to a note bearing  interest at a rate of 8%
         per annum. As of September 30, 2006,  $200,000 remains outstanding from this affiliated  company.  No interest income has been recorded to date pursuant to this loan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This  Quarterly  Report on Form  10-QSB  contains  statements  which  constitute forward-looking  statements  within the meaning of Section 27A of the Securities
Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934,
as amended.  The following  discussion  may contain  forward-looking  statements regarding  us, our business,  prospects  and our results of operations  that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual  business,  prospects and results of operations to differ
materially   from  those  that  may  be  anticipated  by  such   forward-looking
statements.  Factors that could cause or contribute to such differences include, but are not limited to,  those  described in the "Risk  Factors"  section of our
Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 27, 2006.  Readers are  cautioned  not to place undue  reliance on these forward-looking  statements,  which speak only as of the date of this report. We undertake no  obligation  to revise any  forward-looking  statements in order to reflect events or circumstances that may subsequently  arise.  Readers are urged to  carefully  review and consider  the various  disclosures  made by us in this report  and  in our  other  reports  filed  with  the  Securities  and  Exchange
Commission  that advise  interested  parties of the risks and  factors  that may affect our business.  This  discussion  should be read in  conjunction  with the audited  financial  statements  of Soft  Wave  Media,  LLC for the  period  from inception  (August 23, 2005) through  December 31, 2005 as well as the unaudited financial statements for the three and nine months ended September 30, 2006.

The  following  discussion  reflects  management's  analysis  of  the  financial condition,  results of operations  and the operating  history of SoftWave  Media
Exchange,  Inc. and its predecessor  entity,  Soft Wave Media, LLC. As such, the discussion only represents  management's current assessment of the operations of
the  business.  Since  these  operations  began  only  recently,   August  2005,
management  is unable to  evaluate  its  performance  against  truly  comparable periods from prior periods.

On July 26, 2006,  Edgemont Resources,  Inc. created a wholly-owned  subsidiary,
SWMX  Acquisition,  Inc.,  to  acquire  and merge with and into  SoftWave  Media
Exchange,  Inc., pursuant to a merger agreement.  Upon conclusion of the merger,
Edgemont  Resources,  Inc.  changed its name to SWMX,  Inc.  and the  subsidiary changed its name to SoftWave Media Exchange, Inc.

The merger of a private operating company,  SoftWave Media Exchange, Inc. into a non-operating public shell corporation,  Edgemont Resources,  Inc., with nominal assets or liabilities  resulted in the  shareholders of SoftWave Media Exchange,
Inc.  having  actual   operating   control  of  the  merged  company  after  the
transaction.  The  transaction  is  considered  to be a capital  transaction  in substance,  rather than a business combination.  That is, the transaction is the equivalent to the issuance of stock by the private  company for the net monetary assets of the shell company, accompanied by a recapitalization. Accordingly, the outstanding  shares of SoftWave Media  Exchange,  Inc. have been restated in the accompanying  balance  sheets and statement of changes in  stockholders'  equity
(deficit)  to give effect to the merger.  Pursuant to the merger  agreement  the common stock exchange  ratio was one to one. The restated  shares have been used in the computation of loss per share.

On January 19, 2006,  SoftWave Media Exchange,  Inc. entered into a contribution agreement with Soft Wave Media, LLC and its members,  Alowex, LLC ("Alowex") and
Remnant Media, LLC, whereby Soft Wave Media, LLC (the "Predecessor") contributed all of its assets and all of its  liabilities to SoftWave Media  Exchange,  Inc.
These assets included but were not limited to software,  intellectual  property, domain  name and  website  content.  This  transaction  effectively  merged  the
Predecessor into SoftWave Media Exchange,  Inc. and did not result in any change in ownership or control.  As such the assets and  liabilities  of SoftWave Media
Exchange,  Inc.,  as of the  contribution  date,  are reflected at the carryover basis of the Predecessor.

OVERVIEW

We operate as an intermediary  in  implementing  the buying and selling of media time.  Our long-term  goal is to establish and operate a broad-based  electronic media  marketplace  and to develop the  clientele  and  systems to support  that marketplace on a phased basis.  We are in our early stage of  implementing  this strategy. In August 2005, we were organized as a limited liability company after acquiring the right to operate a platform for the sale of radio advertising that had been  developed  and  tested by  several  affiliated  companies  during  the
previous  several  years.   After  adding  additional   personnel  and  securing
additional  investors,  the  business  entity was merged into a  corporation  in
January 2006.

Since inception,  we have considered that the ability to achieve rapid growth in the number of entities that participate in our marketplace and to quickly expand the  marketplace  to include  additional  segments  of the media  market will be essential to our long run competitiveness and success.  This policy has dictated that the  support  systems  that  have  been  designed  for the  marketplace  be sufficiently  robust to  accommodate  large,  rapid  increases  in volume and be inherently  scalable so that the  marketplace  can be  expanded  to  incorporate additional  market  segments  without the need for  fundamental  redesign of our underlying systems.  Consequently,  the level of expenses has been high relative to revenues and  significant  losses have been  incurred  through  September 30,
2006.

The policy of pursuing rapid growth is based on the  assessment  that one of the primary  risks we face is the  relatively  low cost of  simulating  our business model  through the  creation  and  marketing of web sites that appear to offer a product  similar to the SWMX  Marketplace,  but without the  underlying  support systems and productivity  features that we provide.  To the extent that such low cost  competitors  fail to fully deliver on the promise of an  electronic  media
exchange,   the  resulting  confusion  and  disappointment   could  inhibit  the
acceptance of the SWMX Marketplace.  In addition,  our management believes that, to the  extent  that we are  successful  in our  efforts  to  achieve  dramatic, industry-wide  efficiencies  in as large a market  as global  advertising  media sales, we will and already are attracting  large,  well-funded  competitors that may be successful in capturing a  significant  share of the market.  Although we consider  such  competition  to be to some extent  inevitable  and perhaps  even beneficial,  we believe that a key component of success for any such marketplace will be the  ability to  achieve a large  volume of  participants  in its system early in the trend.

A related risk is the risk that we will not be able to raise sufficient  capital to sustain the level of growth that management  considers optimal,  particularly because our current  business model is to promote  confidence in our marketplace by acting as a principal in guaranteeing payment for advertising placements.  To the extent that payables to broadcasters  are incurred and satisfied faster than receivables  from  advertisers,  our position as a principal in  supporting  our marketplace results in increased credit risk and a heightened need for cash.

Other major risks that management has been addressing  since inception are risks associated with  developing the human,  physical,  technological  and management resources  necessary to sustain  such a high level of growth in our system,  the risk  of  unanticipated  equipment  or  other  systems  failures,  the  risk  of unforeseen  legal or regulatory  problems and the need to develop robust control systems for a rapidly growing enterprise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our  discussions of our financial  condition and results of operations are based upon  our  consolidated  financial  statements,  which  have  been  prepared  in accordance with accounting  policies  generally accepted in the United States of
America,  or GAAP. The  preparation of financial  statements in conformity  with
GAAP requires  management  to make  estimates  and  assumptions  that affect the reported  amounts of assets and liabilities and disclosure of contingent  assets and  liabilities at the date of the  consolidated  financial  statements and the reported  amounts of revenues  and  expenses  during the  period.  On an ongoing basis,  we evaluate our estimates and  assumptions,  including  those related to revenue  recognition,  bad debts,  fixed assets,  stock-based  compensation  and certain accruals. Actual results could differ from those estimates. The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular  transaction is specifically  dictated by GAAP and does not result in significant management judgment in the application of such principles. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result from the result derived from the application of our critical accounting  policies.  We believe that the following accounting  policies are most critical to us in that they  represent the primary areas where financial  information is subject to the application of management's estimates,  assumptions  and  judgment in the  preparation  of our  consolidated financial statements.

CAPITALIZED SOFTWARE

In  accordance  with  Statement of Position  98-1,  Accounting  for the Costs of
Computer Software  Developed or Obtained for Internal Use ("SOP 98-1"),  certain direct development costs associated with internal-use  software are capitalized.
These costs  include  external  direct  costs of service  and payroll  costs for employees  devoting time to software  projects  principally  related to software coding,  designing  system  interfaces  and  installation  and  testing  of  the software.  These costs are  recorded as fixed  assets and are  amortized  over a period not to exceed three years beginning when the asset is substantially ready for use.  Certain other costs incurred during the preliminary  project stage, as well as  maintenance  and training  costs,  are  expensed as  incurred.  Through
September 30, 2006, we have only capitalized the cost of the software  purchased from Alowex, LLC, a related party, based on the criteria of SOP 98-1.

REVENUE RECOGNITION AND PRESENTATION

We  recognize  revenue  when  all of  the  following  criteria  have  been  met:
persuasive evidence of an arrangement exists;  services have been rendered;  the price to the  customer is fixed and  determinable  and  collectibility  from the customer is  reasonably  assured.  Generally,  these  criteria  are met when the customer's  advertisement  is aired,  and it is at this point that we  recognize revenue. In compliance with Emerging Issues Task Force ("EITF") Issue No. 99-19,
Reporting Revenue Gross as a Principal versus Net as an Agent, we assess whether we or the third party broadcaster is the primary obligor.  In addition,  we give
appropriate   consideration   to  other  key  indicators  such  as  latitude  in
establishing price, discretion in broadcaster selection and who has credit risk.
As we  operate  broadly  as a  network  exchange  and the  advertising  industry practice is to generally  record revenue on a net versus gross basis, we believe that there must be strong  evidence in place to overcome the  presumption of net revenue accounting.  Accordingly,  we have historically  recorded revenue net of pass-through charges,  based on our assessment of the key indicators,  resulting in our net transaction fees as revenue.  Should we enter into transactions where the key indicators suggest it is acting as a principal,  then we will record the gross amount billed as revenue.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Based on experience  and judgment,  we establish an allowance for  uncollectible accounts.  Our judgment  includes  evaluating the willingness and the ability of the  customer  to satisfy his  obligation  to us.  Although we believe  that our reserves are adequate, if the financial condition of our customers deteriorates, resulting  in  an  impairment  of  their  ability  to  make  payments,  or if we underestimate the allowance  required,  additional  allowances may be necessary, which will result in increased selling,  general and administrative  expenses in the period such determination is made.

Our bad debt expense for the three and nine months ended  September 30, 2006 was
$50,000 and  $1,282,000,  respectively.  As of  September  30, 2006 and 2005 our allowance for doubtful account balance was $1,282,000 and zero, respectively.

EFFECT OF INFLATION

Inflation has not had a material effect on our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS
No.  157,  "Fair  Value  Measurements".   This  Statement  defines  fair  value,
establishes  a  framework  for  measuring  fair  value  in  generally   accepted
accounting  principles,  and expands  disclosures about fair value measurements.
This Statement  applies under other  accounting  pronouncements  that require or permit fair value  measurements,  the FASB having previously  concluded in those accounting pronouncements that fair value is the relevant measurement attribute.
Accordingly,  this Statement  does not require any new fair value  measurements.
However,  for some  entities,  the  application  of this  Statement  will change current  practice.  This Statement is effective for financial  statements issued for fiscal years  beginning  after November 15, 2007, and interim periods within those fiscal years. We are currently  evaluating the impact of this Statement on our financial statements.

In July  2006,  the  FASB  issued  Financial  Interpretation  No.  48  (FIN  48)
("Accounting  for  Uncertainty  in  Income  Taxes,  as  Interpretation  of  FASB
Statement  No.  109").   This   Interpretation   clarifies  the  accounting  for
uncertainty in income taxes recognized in an enterprise's  financial  statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48
prescribes  a  recognition  and  measurement  threshold   attributable  for  the
financial  statement  recognition  and  measurement  of a tax position  taken or expected  to be  taken  in a tax  return.  FIN  48  also  provides  guidance  on recognition,  classification,  interest  and  penalties,  accounting  in interim periods,  disclosures  and  transition.  FIN 48 is  effective  for fiscal  years beginning  after  December 15, 2006. We are currently  evaluating  the impact of this Interpretation on our financial statements.

RESULTS OF OPERATIONS

The following  table sets forth selected  consolidated  statements of operations data for each of the periods indicated:

                                                                                          Period from Inception
                                            Three months ended      Nine months ended     (August 23, 2005) to
                                            September 30, 2006      September 30, 2006      September 30, 2005
                                            ------------------      ------------------      ------------------

Net revenues                                   $   632,579             $ 1,546,059             $    49,387

Costs and expenses:
   Cost of revenues                                336,850                 785,131                  34,500
   Selling, general and administrative           3,117,341               6,973,536                  21,273
                                               -----------             -----------             -----------
Total costs and expenses                         3,454,191               7,758,667                  55,773
                                               -----------             -----------             -----------
Operating loss                                  (2,821,612)             (6,212,608)                 (6,386)

Interest expense, net                                1,434                 235,812                   1,528

                                               -----------             -----------             -----------
Net Loss                                       $(2,823,046)            $(6,448,420)            $    (7,914)
                                               ===========             ===========             ===========

REVENUES.  Our revenues for the three and nine months ended  September  30, 2006 were  $633,000  and  $1,546,000,  respectively,  and $49,000 for the period from inception  of the Company  (August 23, 2005) to  September  30,  2005.  Revenues
generated by our  Marketplace  are largely  determined by the total number of ad spots  sold,  the  value of these  spots and the  transaction  fees we earn on a particular spot, which are subject to change due to the type of spot (remnant or flighted),  seasonal  and  other  factors,  such  as  the  impact  of  political campaigns, as well as the participants in the transaction.  Through May 2006 our marketplace  only  facilitated  the buying and selling of radio spots  purchased within seven days of airing,  referred to as remnant buys.  Since May 1, 2006 we have also facilitated the buying and selling of scheduled radio spots,  referred to as flighted buys. Also, beginning in August of 2006 we began facilitating the buying and selling of political spots, for both individual campaigns and issues.
For the three and nine months ended September 30, 2006 approximately 86% and 70%
of our revenues  came from  flighted  buys.  For the three and nine months ended
September  30, 2006,  approximately  57% and 52% of our revenues came from three customers, each contributing in excess of 10% of revenues.

COST OF  REVENUES.  Our cost of  revenues  for the three and nine  months  ended
September 30, 2006 were $337,000 and $785,000, respectively, and $35,000 for the period from  inception of the Company  (August 23, 2005) to September  30, 2005.
Cost of revenues  consists of the expenses  associated with the operation of the
Company's data centers including  depreciation,  labor and bandwidth costs. Cost of revenues also include  expenses  related to the  amortization  of capitalized software  development  costs,  acquired  technologies  as well as other software development costs that are expensed in accordance with SOP 98-1.

SELLING,   GENERAL  AND  ADMINISTRATIVE   EXPENSES.  Our  selling,  general  and
administrative  expenses for the three and nine months ended  September 30, 2006 were  $3,117,000 and $6,974,000,  respectively,  and $21,000 for the period from inception of the Company  (August 23, 2005) to September 30, 2005.  Our selling, general and administrative  expenses have and continue to grow as we execute our business plan,  including  increasing our employee base from 10 employees at the beginning  of the year to 49 as of September  30,  2006,  to support our revenue growth.  For the three and nine months ended  September 30, 2006,  our personnel related costs  accounted  for  approximately  37% and 35% of our total  selling, general and administrative  expenses,  respectively.  Also, included in selling, general and administrative expenses were the following: stock based compensation expense of $306,000 and  $642,000 for the three and nine months ended  September
30, 2006,  reverse merger deal costs of $400,000,  representing the cash paid by us to the shareholders of Edgemont  Resources,  Inc. (the  non-operating  public shell company).  In addition,  we recognized  $50,000 and $1,282,000 of bad debt expense for the three and nine months ended September 30, 2006, respectively, of which  $1,182,000  related to one customer and represented a 100% reserve of the balance of our gross  billings to them.  This one customer  accounted for 0% and
17% of our revenue  for the three and nine  months  ended  September  30,  2006, respectively. We are vigorously pursuing all legal avenues available to us in an effort to collect on this receivable.

INTEREST EXPENSE,  NET. Our interest expense,  net for the three and nine months ended  September 30, 2006 was $1,000 and $236,000,  respectively  and $2,000 for the period from  inception of the Company  (August 23,  2005) to  September  30,
2005.  Included in our interest  expense for the nine months ended September 30,
2006 is the write off of the unamortized  debt discount and interest of $206,889 related to a note payable to a related party.

INCOME  TAXES.  The Company has incurred  losses since its  formation,  and such losses  create a deferred  tax asset.  The Company has  established  a valuation reserve equal to this asset.

LIQUIDITY AND CAPITAL RESOURCES

We have  historically met our cash  requirements and financed our growth through private placement transactions in which the Company has raised gross proceeds of
$14 million,  $200,000 of such  proceeds  were  received in December  2005.  The
Company also had a $1.5 million  revolving  credit facility with an entity owned by  shareholders  of the Company from  January  2006 through July 2006,  with an interest rate of 8%. The revolving  credit  facility  expired in accordance with its terms upon the completion of the private placement transaction in July 2006.
Cash flows are summarized in the table below.

                                                                Period from Inception
                                           Nine Months ended    (August 23, 2005) to
                                           September 30, 2006     September 30, 2005
                                           ------------------     ------------------
Net cash used in operating activities         $(6,279,226)           $   120,268
Net cash used in investing activities          (1,244,604)                  --
Net cash provided by financing activities       9,413,212                   --

As of September  30, 2006 we had cash of  $1,969,000,  compared to $80,000 as of
December  31,  2005.  For the nine  months  ended  September  30,  2006 cash has increased by  approximately  $1,889,000 from December 31, 2005. This increase is the result of the two private  placement  transactions  we completed  during the nine months ended  September 30, 2006. The net cash proceeds to the Company from these two private placements was approximately $10,665,000,  which has been used to fund operations,  repay a related party note in the amount of $1.4 million as well as the revolving line of credit of $1.5 million referred to above.

As of September  30, 2006 and December  31, 2005,  the deficit that  accumulated since inception was ($9,658,006) and ($3,209,586),  respectively. As a result of the  operating  losses  from  inception  and the growth of  activity in the SWMX
Marketplace,  which resulted in an increase in accounts  receivable,  $6,279,226 and  $120,268  has been  used in  operating  activities  for nine  months  ended
September 30, 2006 and the period ended December 31, 2005, respectively.  In the nine  months  ended  September  30,  2006,  $1,244,604  was  used  in  investing activities to acquire  computer and other office  equipment as well as software, in addition the Company loaned a related party funds to pay certain vendors that were common to both entities, $200,000 remains outstanding on this loan.

We believe we will continue to incur significant  operating expenses,  including significant  expenditures on computer hardware,  in order to execute our current business  plan.  While we  believe  that we have  access to  sources  of working capital that are sufficient to fund our operations for the year ending  December
31, 2006, there can be no assurance that such amounts will be sufficient to meet our business objectives.

ITEM 3.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal  executive officer and principal  financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e)  under the Securities  Exchange Act of 1934, as amended, as of the end of the period  covered by this report.  Based on such  evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that  information  required to be disclosed by us in reports  that we file or submit  under the  Securities  Exchange Act of
1934, as amended,  is recorded,  processed,  summarized and reported  within the time periods  specified in applicable  Securities and Exchange  Commission rules and forms.

CHANGES IN INTERNAL CONTROLS

There were no significant  changes in our internal  controls or in other factors that  could  significantly  affect  these  controls  subsequent  to the  date of evaluation by our principal executive officer and principal financial officer.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

We, including our principal  executive officer and principal  financial officer, do not expect  that our  disclosure  controls  and  procedures  or our  internal control over financial reporting will prevent or detect all error and all fraud.
A control  system,  no matter how well designed and  operated,  can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  The  design of a  control  system  must  reflect  the fact that  there are resource  constraints,  and the benefits of controls must be considered relative to their  costs.  Further,  because of the inherent  limitations  in all control
systems,   no  evaluation  of  controls  can  provide  absolute  assurance  that misstatements  due to error or fraud will not occur or that all  control  issues and instances of fraud, if any, have been detected.  These inherent  limitations include the realities that judgments in  decision-making  can be faulty and that breakdowns  can occur  because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management  override of the controls.  The design of any system of controls is based in part on certain  assumptions about the likelihood of future events,  and there can be no assurance that any design will succeed in achieving its stated  goals under all  potential  future  conditions.  Projections  of any evaluation  of controls  effectiveness  to future  periods are subject to risks.
Over time,  controls may become  inadequate  because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In August 2006 an  affiliated  company  commenced  legal  action in the southern district of New York against JEC Nutrition,  LLC and Kelly Lockwood for breach of contract  and lack of payment of amounts  owed to both the  affiliated company and SoftWave  Media  Exchange,  Inc.  The amount owed to SoftWave  Media
Exchange, Inc. is $1,232,000.

         In August 2006,  Charles  Omphalius,  the former  President of SoftWave
Media Exchange,  Inc., commenced an arbitration  proceeding,  pending before the
American  Arbitration  Association,  alleging  that he is due  compensation  and benefits in connection with his termination pursuant to his employment agreement with the Company. As the arbitration is in the very early stages, the Company is unable  to  predict  the  outcome,  however,  the  Company  believes  it  has  a meritorious defense to these claims and intends to vigorously defend itself.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In  connection  with the merger,  pursuant to which we acquired  SoftWave  Media
Exchange,  Inc., as of July 26, 2006, we accepted  subscriptions  for a total of
4,000,000  shares of our common stock,  at a purchase price $3.00 per share.  We received  gross  proceeds of $12,000,000  from the private  placement  including through the conversion of $2,600,000 of accrued  liabilities owed to Alowex, LLC and Remnant Media, LLC.

The private placement was made solely to "accredited investors," as that term is defined in  Regulation  D under the  Securities  Act. The shares of common stock were not  registered  under the Securities  Act, or the  securities  laws of any state, and were offered and sold in reliance on the exemption from  registration afforded by Section 4(2) of the  Securities Act and Rule 506  promulgated  under the Securities Act and corresponding  provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

In connection  with the merger,  each share of SoftWave Media  Exchange,  Inc.'s issued  and  outstanding  immediately  prior to the  closing  of the  merger was converted  into the right to receive one share of our common stock.  200,025,000 shares of common  stock  were  issued to the former  holders of common  stock of
SoftWave Media Exchange, Inc. on July 26, 2006 in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS

Exhibit
Number            Description
-------           -----------
 31.1*            Section 302 Certification of Principal Executive Officer
 31.2*            Section 302 Certification of Principal Financial Officer
 32.1*            Section 906 Certification of Principal Executive Officer
 32.2*            Section 906 Certification of Principal Financial Officer

-----------------
* Filed herewith.

                                   SIGNATURES

In accordance with the  requirements of the Exchange Act, the registrant  caused this  report to be  signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

                                  SWMX, Inc.

Dated: October 31, 2006           By: /s/ Joshua Wexler
                                      ------------------------------------------
                                      Joshua Wexler
                                      Chief Executive Officer
                                      (Principal Executive Officer)

Dated: October 31, 2006           By: /s/ James Caci
                                      ------------------------------------------
                                      James Caci
                                      Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number            Description
-------           -----------
 31.1*            Section 302 Certification of Principal Executive Officer
 31.2*            Section 302 Certification of Principal Financial Officer
 32.1*            Section 906 Certification of Principal Executive Officer
 32.2*            Section 906 Certification of Principal Financial Officer

-----------------
* Filed herewith.

