Form 10KSB
period 2006-12-31
SWMX, INC.
filed 2007-03-30
CIK 1333693

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2006

|_|   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

                  For the transition period from _____________

                       Commission file number: 333-130586

                                   SWMX, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                 Delaware                                20-5296949
-------------------------------------------  -----------------------------------
     (State or other jurisdiction of           (I.R.S. Employer Identification
      incorporation or organization)                        No.)

   1 Bridge Street, Irvington, New York                     10533
-------------------------------------------  -----------------------------------
 (Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:  (914) 406-8400

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

--------------------------------------------------------------------------------

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. |X|

      Indicate  by check mark  whether  the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Issuer's revenues for its most recent fiscal year: $ 2,545,943

      The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of the common stock as of March 1, 2007 was approximately $110,222,000.

      As of March 28, 2007, there were 205,925,000 shares of the issuer's common stock outstanding.

      Documents incorporated by reference: None

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                   SWMX, INC.

                                      INDEX

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROLS PERSONS
          AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF
          THE EXCHANGE ACT....................................................45
ITEM 10.  EXECUTIVE COMPENSATION..............................................48
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS..........................50
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

SWMX  Television,   SWMX  TV,  SWMX  Radio,  Media  Manager,  Campaign  Manager,
Broadcaster  Dashboard,  ROI  Optimizer  and Remnant  Radio are  trademarks of a wholly-owned  subsidiary  of SWMX,  Inc.  This annual  report also  contains the trademarks and service marks of other companies.

PART I

      Unless the context otherwise requires, references in this Annual Report on
Form 10-KSB to "the Company", "we" or "our" refer to SWMX, Inc. and its subsidiaries.

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

      SWMX, Inc. ("SWMX") operates an electronic open marketplace for the purchase and sale of radio and television advertising media time. The marketplace enables independent advertisers and advertising agencies to purchase, and radio and television broadcasters to sell, advertising time on an open marketplace accessed via our Web portals. The SWMX marketplace provides advertisers with an integrated set of tools that streamline the advertising transaction process including the automation of many of the administrative and reporting functions. The advertiser's transaction process on the SWMX marketplace includes planning an advertising campaign, evaluating opportunities and executing transactions. The automated processes available to advertisers on the SWMX marketplace also include order execution, delivery of creative, reporting, invoicing and return on investment ("ROI") analysis. For broadcasters, the SWMX marketplace provides similar start to finish capabilities for executing and implementing spot placements, and the automation of administrative and reporting functions. While enabling advertisers to streamline the advertising process, our marketplace does not change the current interactions between advertisers and broadcasters, which we believe is important to the adoption of our marketplace. We generate revenues primarily through transaction fees charged for media placements through the SWMX marketplace.

      In January 2005, we initially commenced our marketplace focused on remnant radio advertising. In June 2006, we expanded our marketplace to include local spot cable (beta testing). In May 2006, we introduced flighted, or premium, advertising campaign functionality. In December 2006, we began beta testing version 2.0 of our television platform ("SWMX Television 2.0"), which includes access to the local broadcast television market in addition to local spot cable, and enhanced functionality providing bid/ask pricing and integrated scheduled media placement, or flighting, functionality. Remnant advertising refers to last minute or unsold inventory, while flighted, or premium, advertising is longer term, scheduled advertising campaigns.

The SWMX marketplace currently includes two exchange platforms:

  o   SWMX RADIO: Our radio marketplace ("SWMX Radio") currently provides our advertising customer base with access to an Internet-based market representing radio stations in the top 50 radio markets across the United
      States. Advertisers registered on the SWMX marketplace consist of a broad range of advertisers and advertising agencies registered on the SWMX marketplace, and broadcasters registered on the SWMX marketplace currently includes over 1,800 radio stations. The registered broadcaster base includes the top 15 broadcast groups and 41 of the top 50 U.S. radio stations, representing a potential daily national audience based on data from Arbitron Inc. ("Arbitron"), of over 12.0 million radio listeners, or approximately 40% of the total U.S. broadcast radio market. Arbitron is an international media and marketing research firm serving radio broadcasters, radio networks, cable companies, advertisers, advertising agencies, out-of-home advertising companies and the online radio industry in the United States, Mexico and Europe.

  o   SWMX TELEVISION: Our television marketplace ("SWMX Television") currently covers 50 of the nation's 200 cable television markets and a potential national daily audience of millions of cable viewers. In December 2006, we began beta testing our local broadcast television interface and have placed business in many of the nation's top designated market areas
      ("DMAs"), including DMAs located in New York, Boston, Washington DC, Miami and Atlanta. Currently, we have 75 television stations participating in the beta testing. Given SWMX Television's ability to facilitate flighted campaigns, when SWMX Television 2.0 is launched we expect that it will effectively deliver access to any local broadcast station in the U.S and all advertisers registered on the SWMX marketplace.

      Our overall strategy is to build on our operations in the radio and cable
TV marketplace by expanding into local broadcast TV, network TV and other advertising markets so as to become a leading facilitator of media buying. Our overall objective is to enable advertisers and broadcasters to implement, execute and manage sophisticated media transactions in one process, from a single location in real-time, with reduced overhead and no additional cost of sale. We plan to build applications that provide customized and flexible access to our marketplace together with a largely automated transaction and reporting process. Our goal is to create significant efficiencies and productivity increases in the advertising business both through the use of integrated digital systems and the creation of a broad-based electronic marketplace.

      All of these functions have various adoption rates. Our recent experience has taught us that our customers have different needs within the platform. Our assistance in helping them apply our technology to their campaign varies from account to account. As our customers become more familiar and comfortable with the system, the more automated the transaction will become. The SWMX platform allows a "migration" to a fully automated campaign based on the advertiser's comfort level. We believe this flexibility is a key component to our success.

THE MEDIA ADVERTISING MARKET

      The media advertising market is extensive and varied, spread across different formats such as television, radio, Internet and print, each with its own segments. It is also a dynamic market that has experienced many changes and innovations in recent years, particularly Internet-based media and mobile digital media. However, media sales are generally executed using a similar system across these formats and the customs and practices used have remained remarkably similar over the last 50 years. The products offered for sale are commoditized into uniform components, consisting principally of units of broadcast time or print space. The traditional sales process relies heavily on person-to-person negotiations that can take weeks to complete, and is prone to erroneous execution and reporting. As the process employs a cumbersome and laborious paper-based reporting system, it often lacks accountability. This results in additional cost and lost time and revenue for both parties and makes campaign performance difficult, if not impossible, to quantify and evaluate properly.

      We believe that the current media buying system is inefficient and that there is a distinct opportunity, through the use of new technologies, to help both advertisers and broadcasters increase efficiency and maximize profitability amid ever increasing competition for audience both among traditional media and from emerging formats, including Web-based and podcasting and satellite programming. The digital revolution also enables the content that is the subject of these transactions to be reduced to electronic form, consisting of audio, video, graphics and text files that use standardized formats. These underlying factors are driving the need for an electronic marketplace that enables participants to achieve considerable efficiencies in execution. Technological infrastructure and protocols that enable a high volume of efficient transactions have been developed for other products that have traditionally benefited from open marketplaces, such as commodities and financial instruments including the
Chicago Board of Trade and Archipelago. A similarly broad-based marketplace for the purchase and sale of media advertising would streamline the process between advertising buyers and sellers as it has for the financial communities.

      According to research conducted by Morgan Stanley in October 2006, total estimated U.S. advertising expenditures were $202.0 billion in 2006, and are expected to grow to $210.6 billion in 2007. The estimated total U.S. cable television advertising expenditures were $25.5 billion and broadcast television advertising expenditures were $47.2 billion in 2006. The U.S. radio market was estimated to be a $20.3 billion marketplace in 2006. In addition, the revenue opportunity surrounding unsold advertising inventory can be significant. Remnant advertising generally refers to last minute or unsold inventory, while flighted, or premium, is longer term, scheduled advertising campaigns. The remaining markets include Internet, magazines, newspapers, outdoor and direct mail. The following chart illustrates total U.S. advertising revenue for the various media outlets:

    U.S. ADVERTISING EXPENDITURES
                             2006E = $202.0 billion

                                [GRAPHIC OMITTED]

Source: Morgan Stanley research dated October 13, 2006

TELEVISION

CABLE TELEVISION
   The estimated total U.S. cable advertising expenditure for 2006 was $25.5 billion, including both local spot and network advertising. Cable television is an ideal platform extension our radio advertising marketplace. Because the internal data transmission, transaction and order processing operations are more advanced in television than radio from an automation standpoint, the platform development, functionality, management and reporting processes are more straightforward, enabling an even greater level of system efficiency. In addition, we believe the revenue opportunity surrounding unsold advertising inventory may be significant.

LOCAL BROADCAST & NETWORK TELEVISION
   The estimated U.S. broadcast television advertising expenditure market was
$47.2 billion in 2006, composed of two segments. Local broadcast television and network television advertising expenditures were estimated at $26.0 billion and
$21.2 billion in 2006, respectively. U.S. advertising figures show that major network television consists of approximately 21.3% of the total national advertising market, while the cable networks occupy a 12.6% market share. In the local television advertising markets, local broadcast television stations have a
13.5% market share, while local cable stations have only a 5.8% market share.

RADIO
   Of the estimated $20.3 billion expenditure for radio in 2006, it is estimated that $15.5 billion was attributable to local spot advertising, with the remainder generated by national and network spot placements. Spot advertising can be categorized as either remnant or flighted buys. In addition, Arbitron data indicates that, on average, up to 20% of radio station inventory goes unsold each year, representing additional radio market opportunity.

OTHER MARKETS
   Other segments and media markets include satellite radio, high definition radio ("HDR"), internal protocol television or IPTV, video on demand or VOD, web-based, podcasting and print. While there are significant differences between other segments of the media markets, SWMX believes that such segments and media markets share many of the inefficient business methods as television and radio.
HDR for example, could have a significant impact on the radio market if it achieves broad acceptance. Most HDR broadcasts would be expected to be in stereo and have broader reach. Stations will also be able to offer a wider variety of niche formats under a single umbrella. As a result, HDR could provide advertisers with significant new opportunities for demographic targeting, particularly if broadcasters adopt more efficient models of selling and managing inventory. However, using current methods of transacting media advertising sales, broadcast organizations would experience high costs if they were to maintain personnel to sell each of the various formats and demographic profiles in a station group on a targeted basis and manage all back-end processes.
Without giving advertisers the ability to target spots more specifically and to evaluate the results, broadcasters would likely need to package disparate inventory and sell it at a low flat rate, similar to how network advertising is currently sold. Accordingly, we believe that the HDR and other markets could provide future opportunities to expand the SWMX marketplace and that an expanding base of advertisers will further facilitate our entry into more differentiated markets, such as Web-based and podcasting, satellite radio and print.

OUR PRODUCTS AND SERVICES

THE SWMX MARKETPLACE
   Our objective in developing the SWMX marketplace is to reduce the inefficiencies that exist in the media advertising market and make transactions easier to execute, more reliable and, ultimately, more cost effective. Our systems employ a variety of integrated functions based on proprietary software products. These tools enable users to collect, analyze and manage the multiple sources of disparate data necessary to plan, execute, manage and evaluate the media buying process from beginning to end through an integrated platform interface. Currently, the data used in this process is available in a variety of formats from a variety of sources. The SWMX marketplace platform is designed to provide real-time query, order execution and management functions, and to facilitate the distribution of media inventory, through a single intuitive interface that provides customers with fast and reliable electronic execution, transparency and open market access.

   Because the proprietary functions we provide to support users of the SWMX marketplace are built into an Internet browser-based exchange and management engine, customers may execute transactions securely from any computer with
Internet access. There is no hardware to purchase or software to install. We designed our systems to reduce the complexity of its customers' data management and content distribution operations by centralizing and facilitating the management of all campaign information and content on our secure servers. To implement these objectives, the SWMX marketplace uses the following features:

  o   ARCHITECTURE. At the core of the SWMX marketplace is an algorithm-based architecture designed to seamlessly integrate a wide-range of platform data formats and facilitate very high levels of volume throughput. As a result, users are able to execute any combination of commands from a single point, as part of a unified process, in real time. The architecture is cross-platform compatible for data integration with existing client systems, and provides compliance monitoring to ensure proper user execution, including spot loading and selection. It also enables clients to view running totals of current activity, as well as their full account history.

  o   ACCESS. The SWMX marketplace is a web-based application service provider, or ASP, enabling users to sign on at any time from any computer with an
      Internet connection. As our products are web-based, they do not consume users' valuable desktop resources.

  o   SECURITY. The SWMX marketplace employs leading industry security through multiple levels of firewall protection for both global and local traffic and at the server level.

  o   RELIABILITY. The SWMX marketplace is fully redundant and co-located through a third party relationship with Level 3 Communications, Inc.
      ("Level 3") to protect against site failure. Level 3 is an international communications and information services company that operates one of the largest communications and Internet backbones in the world. The SWMX marketplace uses a system based on sequential query language, or SQL, enabling it to accommodate very high data loads. SQL is the current standard for large data set applications that require high volume throughput.

  o   SCALABILITY. The underlying architecture of the system supporting the SWMX marketplace is designed to be scalable, so that we will be able to support a large number of users executing complex orders simultaneously with the addition of readily available hardware. Throughput capability can be expanded by adding additional servers to the existing application cluster, while the use of Level 3 for collocation services provides virtually limitless bandwidth expansion with no disruption to service.

  o   CONTENT MANAGEMENT. The SWMX marketplace maintains a running data store of all current and historic content for broadcaster and advertiser access, including insertion orders and advertising spots for reference and/or distribution at any time.

  o   CAMPAIGN TRANSACTION CAPABILITIES. The SWMX marketplace currently supports transactions for both remnant and flighted inventory through a transparent and dynamic supply and demand driven marketplace in which both advertisers and broadcaster remain in control of the terms of each transaction, including what inventory is bought or sold, at what time and at what price.

MARKETPLACE PRICING
      SWMX Television is a bid/ask marketplace in which advertisers set their campaign parameters and offer-rates which are then presented to broadcasters that meet their defined criteria. Each broadcaster then has the ability to accept, refuse or counter the presented offer. If accepted, the order is executed through the system. If refused, the advertiser can return with a higher bid if it works within their campaign requirements. If not, the campaign budget remains available to other broadcasters that meet the campaign criteria on a first come, first served basis. SWMX Radio currently employs bid/accept pricing, which is identical to the process above, minus the ability to counter through the interface. Through the SWMX marketplace, pricing is determined by both parties equally based on supply and demand, and what the market will support.

EXCHANGE APPLICATIONS

       The SWMX marketplace currently includes two exchange platforms:

  o   SWMX RADIO: SWMX Radio currently provides its advertising customEr base with access to an Internet-based market representing radio stations in the top 50 radio markets across the United States. Registered users on the
      SWMX marketplace consist of a broad range of advertisers and advertising agencies, as well as broadcasters representing approximately 1,800 radio stations. The registered broadcaster base includes the top 15 broadcast groups and 41 of the top 50 U.S. radio stations, representing a potential daily national audience of over 12 million radio listeners, or approximately 40% of the total U.S. broadcast radio market.

      o SWMX TELEVISION: Our television marketplace, SWMX Television, currently covers 50 of the nation's 200 cable television markets and a potential national daily audience of millions of cable viewers. In December 2006, we began beta testing our local broadcast television interface and have placed business in many of the nation's top designated market areas
      ("DMAs"), including DMAs located in New York, Boston, Washington DC, Miami and Atlanta. Currently, we have 75 television stations participating in the beta testing. Given SWMX Television's ability to facilitate flighted campaigns, when SWMX Television 2.0 is launched we expect that it will effectively deliver access to any local broadcast station in the U.S and all advertisers registered on the SWMX marketplace.

SWMX MARKETPLACE PROFILE
      We serve the broadcast radio and television industries, enabling media providers to control and maximize the value of their inventory, while providing advertisers with a simple cost-effective way to execute highly targeted multi-platform media buys across the entire national footprint, against the demographics they select, on as many or few outlets as they choose, at the price they choose, in a matter of hours. The process facilitates front-end customization and control for both parties, as well as automated order processing, monitoring and reporting. We also effectively streamline the time consuming and inefficient negotiation process through the interface.

SWMX AD-HOC NETWORKS
   In addition to the ability for media buyers to purchase broadcaster pre-defined networks, the SWMX marketplace enables media buyers to create customized ad-hoc broadcast networks tailored to their specific campaign criteria and reaching a broadcast radio and/or television audience of millions across the U.S each day. Following registration, buyers can build custom networks in real-time and have advertisers' spots on the air within a day rather than weeks, as would be required through the traditional planning and execution process.

STRATEGY

Our  objective  is to become a leading  electronic  marketplace  enabling  the purchase and sale of media time.  Key elements of our growth strategy include:

  o   BECOME INDUSTRY STANDARD FOR THE ELECTRONIC ADVERTISING MARKETPLACE. We
      are continuing to create a user-friendly, robust solution to address agencies' and broadcasters' needs and believe it can set the tone for the industry marketplace. Our solution is designed to enable advertisers and broadcasters to implement, execute and manage sophisticated media transactions in one process, from a single location in real-time, with reduced overhead. Representing the industry standard will allow us to create solutions that benefit both sides of a transaction, and provide a significant competitive advantage for us.

      In addition, key industry organizations, such as the American Association of Advertising Agencies or AAAA, the Television Bureau of Advertising or
      TVB and the Radio Advertising Bureau or RAB, have created standard, open, file formats for processing key transaction data. We are currently adhering to the standards across the life-cycle of the media buying process from planning through invoice deliver and post-buy reconciliation.

  o   COVER MULTIPLE MEDIA ADVERTISING MARKETS. We intend to become a leading facilitator of media buying through our expansion into local broadcast television, network television (both broadcast and cable) and other advertising markets.

  o   CONTINUE TO INVEST IN TECHNOLOGY DEVELOPMENT AND NETWORK INFRASTRUCTURE.
      We believe that we have developed the technology backing the SWMX marketplace to enable the most efficient purchase and sale of media time.
      We have made substantial investments in developing our product and service offerings and have been in development for the past five years. We expect to continue to invest in technology development to increase our product and service offerings and to establish the SWMX marketplace as the preeminent network for the purchase and sale of media time.

  o   MAINTAIN STRONG RELATIONSHIPS WITH ADVERTISERS AND AD AGENCIES. Our
      customer base largely consists of small and mid-size advertising agencies and direct advertisers, with some of the large world-wide agencies using the SWMX marketplace in what we characterize as a "testing mode". The early adopters to the SWMX marketplace have been the small to mid-size advertising agencies and direct advertisers. Having and maintaining strong relationships with both the advertising agency community as well as the direct advertising community is critical to our success.

  o   PURSUE STRATEGIC ACQUISITIONS AND ALLIANCES. In addition to our internal development efforts, We intend to acquire new technologies that could help accelerate the adoption and growth of the SWMX marketplace. We also expect to form strategic alliance with leaders in the advertising, broadcasting and overall media industries to further increase adoption of the SWMX marketplace. Management plans on focusing more of its efforts on strategic acquisitions and alliances in the future.

COMPETITION

      A number of other companies provide products or services to the media market that address various aspects of the needs addressed by the SWMX marketplace. In addition, there are potential competitors who currently provide products and services that could be adapted to address these needs. We expect that a number of potential competitors with significant resources are or will be working to adapt their platforms to facilitate the purchase and sale of media advertising.

      COMPETITORS. While we believe no current offerings compare with our full range of capabilities, across each medium, a number of companies have designed products and services that address various aspects of the media advertising transactions process. Our primary competition includes:

  o   Google Audio, which is a static, hardware-based, radio-centric broadcast management platform currently designed exclusively for automated liquidation of unsold inventory. Currently, dMarc is generating profit from a limited segment of the market its system is capable of exploiting.
      However, it has the potential to develop market advantages through access to the full human and capital resources of Google. The system delivers broader station management functionality, but is not an open market exchange. Station managers have limited control over what is sold, at what time or price, and advertisers have limited targeting functionality and no ability to track spot placement.

  o   Bid4Spots, which uses a reverse-auction model to allow radio stations to bid for advertiser budget each Thursday for the following week's broadcast schedule. The lowest accepted CPM wins the order. Purchase and sale transactions can be accomplished through this system, but only on a weekly basis.

  o   Spotbuy.TV (formerly known as ScatterTV), which recently launched itself as an online television media buying and selling platform. Spotbuy.TV offers to instantly transmit pending media buys to its registered stations
      (broadcast and cable) that are posted by agency buyers or direct retailers.

  o   Other market participants. There are a number of other companies that SWMX believes are not direct competitors, but offer complementary services.
      These include:

      -   LIVE TECHNOLOGIES: Live Technologies is an integrated marketing company that offers a wide range of application-based products and solutions, including advertising and creative production.

      -   SPOT RUNNER: Spot Runner serves as an automated ad agency that offers templates for commercials and provides a Web-based system for advertisers to customize and schedule the placement of the commercials on local television stations in their area.

      -   VISIBLE WORLD: Vision World provides software used in set-top boxes to enable enhanced television advertising. The technology allows advertisers to broadcast ads tailored to a viewer's location and demographic market.

      Some of these competitors are more established, enjoy greater market recognition and have significantly greater financial, technical and marketing resources than we do. Moreover, the Internet-based media advertising market is experiencing rapid changes that are affecting the competitive landscape. These changes may result in a greater number of competitors with significantly larger resources than ours. We expect competition to intensify in the future as current competitors enhance their service offerings and new competitors penetrate the market. Existing or future competitors may develop or offer services and products that provide significant performance, price or other advantages over those we offer.

      EBAY AND THE ANA INITIATIVE. On May 9, 2006, ADVERTISING AGE reported that the Association of National Advertisers, or ANA, would begin to implement an initiative that has been discussed for several years. This initiative calls for supporting the development of an online system to purchase television advertisements. At the ANA conference in May 2006, a group of retailers, led by
Wal-Mart, Microsoft, Hewlett Packard, Masterfoods, Philips and Lexus, called for advertisers to commit $50 million to test the proposed system. At the conference, eBay offered to implement a proposed system involving the addition of a "media marketplace" system that would allow advertisers to purchase time posted by advertisers on eBay and suggested that the proposed system could involve either a forward or reverse auction system.

      We do not believe that an auction model can best serve the needs of the overwhelming majority of advertisers. However, we do believe that the involvement of the ANA with a formal initiative indicates that there is now broad recognition among advertisers that the use of online platforms has the potential to substantially benefit their companies.

      COMPETITIVE ADVANTAGE. We believe that our principal competitive advantage is our ability to facilitate more efficient and cost effective transactions in the media market and our resulting appeal to both broadcasters and advertisers.
The SWMX Marketplace has been designed to include support from analytical and logistical aids that help users better manage the media buying and selling process. As a result, users can complete a transaction from inception through execution, verification and evaluation through the SWMX Marketplace's integrated process.

  o   STRONG AUDIENCE REACH WITH REGISTERED TELEVISION AND RADIO STATIONS. We
      are able to reach over 12.0 million listeners, or approximately 40% of the total U.S. broadcast radio market, via approximately 1,800 registered stations. In the top 5 markets in the U.S., we are able to reach nearly
      3.5 million listeners via 117 radio stations registered on the SWMX marketplace, as well as 50 of the nation's 200 cable television markets and a potential national daily audience of millions of cable viewers. Our user-base consists of 15 of the top 15 broadcast groups, all of the top 50
      U.S. markets and 41 of the top 50 U.S. stations. We believe our listener reach is significantly higher than our competitors and that we have a significant advantage over our competitors through our high quality relationships with registered radio stations.

  o   STRONG EXCHANGE ADOPTION WITH MARKETPLACE FIRSTS. We believe we have built a state-of-the-art marketplace on a robust platform that will allow the adoption to scale. We also provide fully integrated service offerings that allow its customers to efficiently manage the advertising workflow.

  o   EXPERIENCED MANAGEMENT TEAM. Senior members of our management team have a proven history of performance in the technology and media industries. Our senior management has demonstrated the ability to successfully innovate and build valuable businesses.

  o   TRANSPARENT OPEN MARKET PRICING. Function of a more robust and complex architecture that can support a supply and demand driven open market model. Eliminates fear of exposure among broadcasters concerned that the public knowledge that they are accepting business below the market will cause global devaluation of inventory.

  o   FLIGHTING CAPABILITY. Our flighted capabilities are unique among all other providers based on a model structured to serve both parties equally. In addition to meeting the greatest need of both parties, the ability to serve flighted business creates a hedge against seasonal market dynamics and fluctuating supply and demand. For providers limited to remnant inventory, when business is strong and inventory is limited, their business suffers proportionately. We are insulated by supporting both remnant inventory and flighted business and our business model is based on increased efficiency, transparency and control -- not bargain pricing.

  o   DESIGNED TO SERVE THE BROADCASTER AND ADVERTISER EQUALLY. The SWMX
      marketplace has been embraced by the industry as a partner working to evolve the process to be more efficient and profitable. We have eliminated much of the perceived threat, particularly among the broadcast community, which has been resistant to other offerings they believe are structured to devalue their human and business capital. We have been working effectively to help industry participants conduct business more efficiently and profitably by streamlining operations and providing greater transparency, not increasing profitability by eliminating the human element, and providing lower pricing at the expense of accountability and transparency.

INTELLECTUAL PROPERTY

Our intellectual property rights are important to our business. We rely on a combination of copyright, trademark and design laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property. We currently have no issued patents. We require employees, independent contractors and, whenever possible, vendors to enter into confidentiality agreements upon the commencement of their relationships with us.
These agreements generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential. These agreements also provide that any confidential or proprietary information disclosed to third parties in the course of our business be kept confidential by such third parties.

We regard our trade name, trademarks, service marks and domain names as important to its success. We rely on the law to protect our proprietary rights to them, and have taken steps to enhance our rights by filing trademark applications where appropriate. We have registered U.S. trademarks for the marks
SoftWave Media and for the SWMX logo. Trademark applications for the Campaign
Manager and Media Manager are pending in the U.S.

While we believe our technology has value, we do not believe that at present our trademark filings afford us a significant competitive advantage. Third parties may assert infringement claims against us or claim that we have violated their intellectual property rights. We are obligated under some client contracts to indemnify our clients if claims are made against us alleging that we have infringed on the proprietary rights of third parties. These claims, regardless of merit or ultimate outcome, could result in significant legal and other costs, harm to our reputation and a distraction to management. In particular, growth in the number of business method and software patents issued to others may greatly limit the solutions we are able to offer its clients.

EMPLOYEES

      We currently have 65 employees, 64 of whom are full-time employees. We also engage the services of a number of individual and corporate consultants. We believe our relations with our employees are good. None of our employees are represented by members of any labor union and we are not a party to any collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY.

      Our principal executive offices are located in leased premises of approximately 23,700 square feet of space in Irvington, New York. The lease commenced on September 1, 2006 and expires on August 31, 2011. We believe the space will be adequate for our immediate needs and to satisfy any additional needs we may have as a result of planned expansion through 2007. Our 2007 plan does include the addition of personnel in geographic areas of the country outside of Irvington, New York. Although these areas will not initially require additional office space, as we further expand our activities, additional office space may be required. We do not anticipate that our future additional facilities will involve particular specifications or unusual requirements.

      Our network operating and development center, as well as load balancing and redundancy are located at our offices in Irvington, New York, while our live platform is hosted by Level 3 Communications, Inc., a third party vendor, at another location in New York. We also anticipate outsourcing additional platform co-location facilities through Level 3 Communications, Inc. for facilities located in Texas and California. Our operating center infrastructure principally uses IBM application, web, and database servers supporting global traffic managers, load balancers and application security managers that operate the platform using routing and switch equipment provided principally by Cisco
Systems and Hewlett Packard. The center's equipment, all of which is owned by us, also includes power redundancy and distribution equipment. As we introduce our television platform and expand our operations, we will purchase additional pieces of the above-described hardware for continued development of our technology.

ITEM 3.  LEGAL PROCEEDINGS.

      In August 2006 an affiliated company commenced legal action in the southern district of New York against JEC Nutrition, LLC and Kelly Lockwood for breach of contract and lack of payment of amounts owed to both the affiliated company and us. The amount owed to us is $1,182,000. We are also seeking recovery of other fees that we are entitled to under the contract as well as interest and legal fees.

       In August 2006, Charles Omphalius, the former President of SoftWave Media
Exchange, Inc., commenced an arbitration proceeding, pending before the American
Arbitration Association, alleging that he is due compensation and benefits in connection with his termination, pursuant to his employment agreement with the
Company. Despite believing we have meritorious defenses in such proceeding we agreed to settle this matter in March 2007. In the settlement, the Company agreed to pay this former officer $500,000, with $75,000 paid in March 2007 with
$25,000 paid each month thereafter through August 2008. The present value of
$500,000 was recorded as a liability in our financial statements as of December
31, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted during the fourth quarter of 2006 to a vote of our stockholders.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
         BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

      Our common stock is traded on the NASD Over-the-Counter (OTC) Bulletin
Board under the symbol "SWMX.OB" where market makers and other dealers provide bid and ask quotations. The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the OTC
Bulletin Board. Prior to July 31, 2006, there was no active trading market for our common stock. The prices state inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions. These prices do not necessarily represent actual transactions.

Fiscal year ending December 31, 2006          High          Low
                                             -------      -------
Third Quarter                                $ 11.50      $  1.80
Fourth Quarter                               $  3.50      $  0.75

      At March 27 2007, we had approximately 396 shareholders of record of our common stock.

      We have not paid any dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, to finance the growth and development of our business. The holders of our common stock are entitled to dividends when and if declared by our board of directors from legally available funds.

EQUITY COMPENSATION PLAN INFORMATION

      We maintain a 2006 Stock Option Plan (the "Plan"). 630,000 shares of the
Company's common stock have been reserved for issuance under the Plan. As of
December 31, 2006, no stock options have been granted under the Plan. .

      The following table provides information as of December 31, 2006 with respect to the shares of our common stock that may be issued under our existing equity compensation plan:

                                                                               Number of
                          Number of securities to      Weighted-average       securities
                               be issued upon          exercise price of       remaining
                          exercise of outstanding     outstanding options,   available for
Plan Category           options, warrants and rights  warrants and rights   future issuance
-------------           ----------------------------  --------------------  ---------------
Equity compensation
plans approved by
security holders (1)               0                           $0                630,000

Equity compensation
plans not approved by
security holders           2,370,000                        $0.61                     0

(1) Represents our 2006 Stock Option Plan.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      This Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities
Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934,
as amended. The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in the "Risk Factors" section included in this Annual Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange
Commission that advise interested parties of the risks and factors that may affect our business.

      The following discussion reflects management's analysis of the financial condition, results of operations and the operating history of SWMX, Inc., its wholly-owned subsidiary SoftWave Media Exchange, Inc. and its predecessor entity, Soft Wave Media, LLC. As such, the discussion only represents management's current assessment of the operations of the business. Since these operations began only recently, in August 2005, management is unable to evaluate its performance against truly comparable periods from prior periods.

      On July 26, 2006, Edgemont Resources, Inc. created a wholly-owned subsidiary, SWMX Acquisition, Inc., which merged with and into SoftWave Media
Exchange, Inc., pursuant to a merger agreement. Upon conclusion of the merger,
Edgemont Resources, Inc. changed its name to SWMX, Inc. and SoftWave Media
Exchange, Inc. became its wholly - owned subsidiary.

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

OVERVIEW

      We operate as an intermediary in implementing the buying and selling of media time. Our long-term goal is to establish and operate a broad-based electronic media marketplace and to develop the clientele and systems to support that marketplace. We are in our early stage of implementing this strategy. In
August 2005, we were organized as a limited liability company after acquiring the right to operate a platform for the sale of radio advertising that had been developed and tested by several affiliated companies during the previous several years. After adding additional personnel and securing additional investors, the business entity was merged into a corporation in January 2006.

      Since inception, we have considered that the ability to achieve rapid growth in the number of entities that participate in our marketplace and to quickly expand the marketplace to include additional segments of the media market will be essential to our long run competitiveness and success. This policy has dictated that the support systems that have been designed for the marketplace be sufficiently robust to accommodate large, rapid increases in volume and be inherently scalable so that the marketplace can be expanded to incorporate additional market segments without the need for fundamental redesign of our underlying systems. Consequently, the level of expenses has been high relative to revenues and significant losses have been incurred.

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
These costs include external direct costs of service and payroll costs for employees devoting time to software projects principally related to software coding, designing system interfaces and installation and testing of the software. These costs are recorded as fixed assets and are amortized over a period not to exceed three years beginning when the asset is substantially ready for use. If the life of the capitalized software is later determined to be less than the original estimate, we will revise our estimate in the period in which we become aware. Certain other costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.
Included in capitalized software costs in the accompanying balance sheets is the cost of the software purchased from Alowex, a related party, as well as development costs associated with our market place applications including SWMX
Radio and SWMX Television.

REVENUE RECOGNITION AND PRESENTATION

      We recognize revenue when all of the following criteria have been met:
persuasive evidence of an arrangement exists; services have been rendered; the price to the customer is fixed and determinable and collectibility from the customer is reasonably assured. Generally, these criteria are met when the customer's advertisement is aired, and it is at this point that we recognize revenue. As we do not invoice our customers until after the advertisement is aired, this gives rise to the unbilled receivables in our financial statements as of December 31, 2006. Our unbilled receivable on December 31, 2006 represents advertisements that were aired on or before December 31, 2006 but not invoiced to our customers until after December 31, 2006.

      In compliance with Emerging Issues Task Force ("EITF") Issue No. 99-19,
Reporting Revenue Gross as a Principal versus Net as an Agent, we assess whether we or the third party broadcaster is the primary obligor. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in broadcaster selection and who has credit risk.
As we operate broadly as a network exchange and the advertising industry practice is to generally record revenue on a net versus gross basis, we believe that there must be strong evidence in place to overcome the presumption of net revenue accounting. Accordingly, we have recorded revenue net of pass-through charges, based on our assessment of the key indicators, resulting in our net transaction fees as revenue. Should we enter into transactions where the key indicators suggest it is acting as a principal, then we will record the gross amount billed as revenue.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

      Based on experience and judgment, we establish an allowance for uncollectible accounts. Our judgment includes evaluating the willingness and the ability of the customer to satisfy their obligation to us. Although we believe that our reserves are adequate, if the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, or if we underestimate the allowance required, additional allowances may be necessary, which will result in increased selling, general and administrative expenses in the period such determination is made.

      Our bad debt expense for the year ended December 31, 2006 was $1,642,000 as compared with zero for the period from inception (August 23, 2005) to
December 31, 2005. As of December 31, 2006 and 2005 our allowance for doubtful account balance was $1,642,000 and zero, respectively.

EFFECT OF INFLATION

      Inflation has not had a material effect on our operations.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

      In September 2006, the Financial Accounting Standards Board or FASB issued
SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.
This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.
Accordingly, this Statement does not require any new fair value measurements.
However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect there to be any impact of this Statement on its financial statements.

      In September 2006, the Securities and Exchange Commission issued Staff
Accounting Bulletin No. 108 (Topic IN). "Qualifying Misstatements in Current
Year Financial Statements," (SAB No. 108). SAB No.108 addresses how the effect of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No.108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance-sheet and income-statement approaches, (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current-year correction of a material error that includes prior-year effects may result in the need to correct prior-year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior-year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with
SFAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the Securities and Exchange
Commission's staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements.
Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We do not expect there to be any impact of SAB
No. 108.

      In July 2006, the FASB issued Financial Interpretation No. 48 (FIN 48)
("Accounting for Uncertainty in Income Taxes, as Interpretation of FASB
Statement No. 109"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48
prescribes a recognition and measurement threshold attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe the adoption of FIN 48 will have any impact on our financial statements.

RESULTS OF OPERATIONS

      The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

                                                    Period from Inception
                                   Year ended       (August 23, 2005) to
                                December 31, 2006     December 31, 2005
                                -----------------   ----------------------
Net revenues                       $  2,545,943         $    190,453

Costs and expenses:
  Cost of revenues                    1,290,911              214,184
  Selling, general and
  administrative                      9,981,612            3,167,283
                                   ------------         ------------
Total costs and expenses             11,272,523            3,381,467
                                   ------------         ------------
Operating loss                       (8,726,580)          (3,191,014)

Interest expense
  (income), net                         229,722               18,572
                                   ------------         ------------
Loss before income taxes
  (benefit)                          (8,956,302)          (3,209,586)

Income taxes (benefit)                     --                   --
                                   ------------         ------------
Net Loss                           $ (8,956,302)        $ (3,209,586)
                                   ============         ============

      REVENUES. Revenues generated by our marketplace are largely determined by the transaction volume or gross advertising dollars and the transaction fees we earn on that transaction volume. Our transaction fees vary per transaction due too many factors including, the type of spot (remnant or flighted), seasonal and other factors, such as the impact of political campaigns, as well as the participants in the transaction.

      Our transaction volume for the year ended December 31, 2006 was
$15,526,000 compared to transaction volume of $695,000 for the period from inception (August 23, 2005) to December 31, 2005. Our revenues for the year ended December 31, 2006 were $2,546,000 compared to $190,000 for the period from inception (August 23, 2005) to December 31, 2005. Our increase in both transaction volume as well as revenues, is attributable to several factors, including access to media owner inventory as well advertiser and advertising agency participation. At the end of 2005 we had 200 radio stations providing us access to their inventory. By the end of 2006 our radio station count grew to
1,600 and we also had access to local spot cable inventory as well as local broadcast television inventory. Our advertiser base also grew during this same period. At the end of December 2005 we had 23 customers and no advertising agencies working with us. At December 31, 2006 this number had grown to over 200 customers, including 43 advertising agencies. Despite the growth in our advertiser base, our revenues are still concentrated with several customers. For the year ended December 31, 2006, approximately 27% of our revenues came from two customers, each contributing in excess of 10% of revenues.

      Through May 2006 our marketplace only facilitated the buying and selling of radio spots purchased within seven days of airing, referred to as remnant buys. Since May 1, 2006 we have also facilitated the buying and selling of scheduled spots, referred to as flighted buys. Also, beginning in August of 2006 we began facilitating the buying and selling of political spots, for both individual campaigns and issues. For the year ended December 31, 2006 approximately 72% of our revenues came from flighted buys compared to 0% for the period from inception (August 23, 2005) to December 31, 2005.

      COST OF REVENUES. Our cost of revenues consists of the expenses associated with the operation of our data centers including depreciation, labor and bandwidth costs. Cost of revenues also include expenses related to the amortization of capitalized software development costs, acquired technologies as well as other software development costs that are expensed in accordance with
SOP 98-1.

      Our cost of revenues for the year ended December 31, 2006 were $1,291,000 compared to $214,000 for the period from inception (August 23, 2005) to December
31, 2005. The increase in costs in the current year is the result of several factors including: a full year of amortization of the capitalized software development costs, an increase in data center infrastructure costs, depreciation as well as increased personnel costs.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses for the year ended December 31, 2006 were $9,982,000 compared to $3,167,000 for the period from inception of the Company (August 23,
2005) to December 31, 2005. Our selling, general and administrative expenses have and will continue to grow as we execute our business plan, including increasing our employee base from 10 employees at the beginning of the year to
49 as of December 31, 2006, to support our revenue growth. For the year ended
December 31, 2006, our personnel related costs accounted for approximately 35%
of our total selling, general and administrative expenses

      Included in selling, general and administrative expenses for the year ended December 31, 2006 were the following: stock based compensation expense of
$912,000, reverse merger deal costs of $400,000, representing the cash paid by us to the shareholders of Edgemont Resources, Inc. (the non-operating public shell company). In addition, we recognized $1,642,000 of bad debt expense for the year ended December 31, 2006 of which $1,182,000 related to one customer and represented a 100% reserve of the unpaid balance of our gross billings to them.
This one customer accounted for 12% of our revenue for the year ended December
31, 2006. We are vigorously pursuing all legal avenues available to us in an effort to collect on this receivable. We have not done any business with this customer since June 2006. Selling, general and administrative expense also included a $487,000 charge, representing the present value of the settlement of a dispute with a former officer.

      INTEREST EXPENSE, NET. Our interest expense, net for the year ended
December 31, 2006 was $230,000 and $19,000 for the period from inception (August
23, 2005) to December 31, 2005. Included in our interest expense for the year ended December 31, 2006 is the write off of the unamortized debt discount and interest of $206,889 related to a note payable to a related party. We also had interest expense relating to our line of credit, offset by interest income on the proceeds from a private placement transaction in July 2006. In connection with the private placement, the line of credit that was outstanding was repaid and terminated in accordance with it terms.

      INCOME TAXES. We have incurred losses since inception, and such losses create a deferred tax asset. We have approximately $6,450,000 of net operating loss carryforwards. In addition to the deferred tax asset generated by our net operating losses, we have additional deferred tax assets relating to the differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our gross deferred tax asset as of December 31, 2006 was approximately $3,555,000. We have established a valuation reserve equal to the full value of this asset as it is more likely than not that this benefit will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

      We have historically met our cash requirements and financed our growth through private placement transactions in which we raised gross proceeds of $14 million, including the conversion of $2.6 million, owed to founders of our company into equity. We also had a $1.5 million revolving credit facility with an entity owned by shareholders of our company from January 2006 through July
2006, with an interest rate of 8%. The revolving credit facility expired in accordance with its terms upon the completion of the private placement transaction in July 2006. Cash flows are summarized in the table below.

                                                                    Period from Inception
                                                    Year ended      (August 23, 2005) to
                                                December 31, 2006     December 31, 2005
                                                -----------------   ---------------------
Net cash used in operating activities              $(5,006,449)          $  (120,180)
Net cash used in investing activities               (1,866,870)                 --
Net cash provided by financing activities            9,413,212               200,000

      As of December 31, 2006 we had cash of $2,620,000 compared to $80,000 as of December 31, 2005. For the year ended December 31, 2006 cash has increased by approximately $2,540,000 from December 31, 2005. This increase is the result of the two private placement transactions we completed during the year ended
December 31, 2006. The net cash proceeds from these two private placements was approximately $10,655,000, which has been used to fund operations, repay a related party note in the amount of $1.4 million as well as the revolving credit facility of $1.5 million referred to above.

      As of December 31, 2006 and December 31, 2005, the deficit that accumulated since inception was ($12,166,000) and ($3,210,000), respectively. As a result of the operating losses from inception and the growth of activity in the SWMX marketplace, which resulted in an increase in accounts receivable,
$4,435,000 and $306,000 has been used in operating activities for the year ended
December 31, 2006 and the period ended December 31, 2005, respectively. In the year ended December 31, 2006, $1,627,000 was used in investing activities to acquire computer and other office equipment as well as software. We also acquired $1,030,000 of computer equipment for our data center in Irvington, NY under a capital lease from IBM, Corp. In addition we loaned a related party funds to pay certain vendors that were common to both entities, $170,000 remained outstanding on this loan as of December 31, 2006. The balance of this loan was repaid in 2007.

      In March 2007 we entered into a credit facility with BlueCrest Capital
Finance, L.P. The credit facility consists of a revolving line of credit as well as term loan. The revolving line of credit has a term of two years, bears interest at the prime rate plus 1.65%, and has a maximum borrowing amount of $6 million, based on an advance rate of 80% of eligible receivables as defined.
Under the term loan we borrowed $3 million at an annual interest rate of 10.84%, subject to the following repayment schedule: (i) three (3) months of interest only, (ii) 12 equal monthly payments of 1.6667% of the original principal amount of the term loan, plus interest; (iii) twenty-four (24) equal monthly payments , each consisting of 3.3333% of the original principal amount of the term loan, plus interest; (iv) a final payment equal to $150,000. In addition, we issued
BlueCrest Capital Finance, L.P. a warrant to purchase 850,340 shares of common stock at $.88 per share, the average trading price for the five days prior to closing, subject to adjustment based on future equity offerings.

      We believe we will continue to incur significant operating expenses, including significant expenditures on computer hardware, in order to execute our current business plan. We also believe that we will need access to capital in excess of our credit facility with BlueCrest Capital Finance, L.P. While we believe that we have access to sources of working capital that are sufficient to fund our operations for the year ending December 31, 2007, there can be no assurance that such amounts will materialize or will be sufficient to meet our business objectives. Our financial statements for the year ended December 31,
2006 do not include any adjustments that might result from this uncertainty.

CONTRACTUAL OBLIGATIONS AS OF DECEMBER 31, 2006

                                          Payments Due by Period
                                                                                More
                                      Less Than 1                              Than 5
Contractual Obligations    Total          Year     1-3 Years    3-5 Years       Years

Capital Lease
Obligations             $1,119,000   $  656,000   $  463,000   $     --     $     --
Operating Lease
Obligations              3,170,000      723,000    2,094,000      353,000         --
                      -----------------------------------------------------------------

       TOTAL            $4,289,000   $1,379,000   $2,557,000   $  353,000   $     --
                      =================================================================

      In August 2006, we terminated the employment of one our officers. This former officer commenced an arbitration proceeding, alleging that he was due compensation and benefits in connection with his termination pursuant to his employment agreement with us. Despite believing we have meritorious defenses in such proceeding we agreed to settle this matter in March 2007. In the settlement we agreed to pay this former officer $500,000, with $75,000 paid in March 2007 and $25,000 paid each month thereafter through August 2008. The present value of the amount due prior to December 31, 2007, $274,000, has been included in accrued liabilities with the amount due after December 31, 2007 reflected as other long term liabilities in our December 31, 2006 balance sheet.

RISK FACTORS

RISKS RELATING TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY.
      We began operations in August 2005 and have a limited operating history.
With limited operating history it makes it difficult to predict future revenues and operating expenses. There are many risks, expenses and difficulties typically encountered by companies with limited operating histories, particularly companies in new and rapidly expanding markets such as
Internet-based media advertising. These risks include our ability to:

  o   achieve the level of recognition and credibility necessary to develop and sustain relationships with broadcasters, advertisers and third parties that will allow us to maintain our growth and withstand competition;

  o   generate the ideas and resources, including both financial and human resources, necessary to continue to develop and upgrade our technology in order to sustain the our business strategy and maintain our viability in the fast-paced and rapidly changing field of Internet technologies;

  o   implement and improve operational, financial and management information systems appropriate to our expanding and changing operations; and

  o   respond to competitive developments and adapt to industry conditions such as consolidation of existing competitors and the entry of new competitors.

AS AN EARLY STAGE COMPANY, WE ARE SUBJECT TO MANY UNFORESEEN BUSINESS RISKS.
      The development of Internet-based electronic marketplaces for the media advertising market is in its infancy. As a result, we may be subject to risks that we have not foreseen or fully appreciated. We are subject to all the risks inherent in a small company seeking to develop, market and distribute new products. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with developing, introducing, marketing and distributing new products or services in a competitive environment. We cannot guarantee that it will achieve its goals or meet its projections.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS HAVE STATED IN THEIR AUDIT REPORT
THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING
CONCERN.
      We have limited cash resources and a history of losses. Our independent registered public accountants have stated in their audit report on our December
31, 2006 financial statements that they have a substantial doubt about our ability to continue as a going concern. By being categorized in this manner, we may find it more difficult in the short term to either locate financing for future projects or to identify a lender willing to provide loans at attractive rates, which may require us to use our cash reserves in order to expand. Should this occur, or if any unforeseen events require greater cash expenditures than expected, we could be forced to cease all or a part of its operations.

OUR BUSINESS MODEL INVOLVES THE ASSUMPTION OF SIGNIFICANT CREDIT RISK.
      In order to serve as a reliable intermediary between broadcasters and advertisers, we have assumed the payment risk associated with media purchases by advertisers. In the event we purchases media time from broadcasters on behalf of an advertiser, we will act as a principal with respect to the broadcaster.
Accordingly, we may from time to time assume substantial risks associated with receivables from advertisers who may default in payment due to insolvency or other circumstances. While we believe our allowance for doubtful accounts of
$1,642,000 as of December 31, 2006 was adequate, there can be no assurance that the allowances will be sufficient to entirely mitigate this significant credit risk.

DEVELOPMENT DELAYS OR COST OVERRUNS MAY HARM OUR OPERATING RESULTS.
      We may experience development delays and cost overruns in its development efforts. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Also, our products may contain undetected errors, including security errors that could cause increased development costs, loss of revenue, adverse publicity, reduced market acceptance of our products or services or lawsuits by our customers.

WE MAY NOT BE ABLE TO SUCCESSFULLY DRIVE ADOPTION OF SWMX TELEVISION 2.0.
      We began beta testing our enhanced television product, SWMX Television
2.0, in December 2006. The completion of the development effort could experience technological difficulties as it may expand or could take more time than expected. Any delays in the adoption process may increase our costs and delay our ability to generate revenues from this new product. There are no assurances that the SWMX Television 2.0 product will be successful and a failure to drive adoption of the television marketplace could harm our ability to generate future revenues and earnings and have a negative impact on our business prospects, liquidity and financial condition. In addition, any difficulties in the adoption process may divert management's attention from other areas of our business, which could harm the our prospects, business, financial condition and results of operations.

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS
MODEL.
      A significant part of our business model is to generate revenue by providing interactive marketing solutions to advertisers, advertising agencies and broadcasters. The profit potential for this business model is unproven. We will need to achieve broad market acceptance by advertisers, advertising agencies and broadcasters to be successful. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to contract with radio and television stations that have adequate available advertisement space inventory. Further, these broadcasters must generate sufficient user traffic on the SWMX marketplace with demographic characteristics attractive to the our advertisers. The intense competition among media advertising sellers has led to the creation of a number of pricing alternatives for media advertising. These alternatives make it difficult for us to project future levels of advertising revenue and applicable gross margin that can be sustained by us or the media advertising industry in general.

      Intensive marketing and sales efforts may be necessary to educate prospective advertisers regarding the uses and benefits of, and to generate demand for our products and services. Advertisers may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing direct marketing systems. In addition, as online direct marketing is emerging as a new and distinct business, potential adopters of online direct marketing services will increasingly demand functionality tailored to their specific requirements. We may be unable to meet the demands of these clients. Acceptance of our new solutions will depend on the continued emergence of Internet commerce, communication and advertising. Demand for our new solutions may not occur or be sustained, which could harm our prospects, business, financial condition and results of operations.

OUR CONTINUED SUCCESS MAY ATTRACT NUMEROUS IMITATORS.
      The success of the SWMX marketplace may spawn imitators. It is the nature of web-based businesses that competitors could create the superficial appearance of providing a marketplace for media placements without a significant investment, even though their systems do not provide the features of the SWMX marketplace or the robust infrastructure underlying its systems. If our potential customers have disappointing experiences with such competitors, it may hinder our ability to persuade them to participate in the SWMX marketplace. In addition, our success may encourage larger, better-known and better-financed firms to replicate or reverse engineer our systems, or induce key employees to work for such competitors, allowing our competitors to quickly gain significant market share at our expense, despite our best efforts to protect its proprietary systems, processes and practical knowledge, which could harm our prospects, business, financial condition and results of operations.

LARGER AND BETTER-FINANCED COMPETITORS MAY AFFECT OUR ABILITY TO OPERATE OUR
BUSINESS AND ACHIEVE PROFITABILITY.
      Management is aware of similar products that compete directly with the our products and some of the companies developing these similar products are larger, better-financed companies that may develop products superior to our products.
Many of our current and prospective competitors are larger and have greater financial resources than us, which could create significant competitive advantages for those companies. Our future success depends on our ability to compete effectively with our competitors. As a result, SWMX may have difficulty competing with larger, established competitor companies. Generally, these competitors have:

  o   substantially greater financial, technical and marketing resources;

  o   larger customer bases;

  o   better name recognition; and

  o   potentially more expansive product offerings.

      These competitors are likely to command a larger market share, which may enable them to establish a stronger competitive position than we have, in part, through greater marketing opportunities. If we fail to address competitive developments quickly and effectively, we may not be able to remain in business.

WE DEPEND ON OUR KEY PERSONNEL AND THE LOSS OF THEIR SERVICES OR THE FAILURE TO
ATTRACT ADDITIONAL HIGHLY SKILLED PERSONNEL COULD HARM OUR OPERATIONS.
      If we are unable to maintain our key personnel and attract new employees with high levels of expertise in those areas in which it proposes to engage, without unreasonably increasing our labor costs, the execution of our business strategy may be hindered and its growth limited. We believe that our success is largely dependent on the continued employment of our senior management and the hiring of strategic key personnel at reasonable costs. We do not have
"key-person" insurance on the lives of any of our key officers or management personnel to mitigate the impact to us that the loss of any of them would cause.
Specifically, the loss of any of our executive officers would disrupt our operations and divert the time and attention of our remaining officers. If any of our current senior managers were unable or unwilling to continue in his or her present position, or if we were unable to attract a sufficient number of qualified employees at reasonable rates, our prospects, business, financial condition and results of operations could be harmed.

OUR ANTICIPATED GROWTH COULD STRAIN OUR RESOURCES.
      We expect to grow at a rate that will place a significant strain on its managerial, operational and financial resources. To manage this growth, we will have to develop and install operational and financial systems, as well as hire, train and manage new employees. We may not be able to locate, hire and train the individuals needed to sustain the growth of its business at the levels it anticipates. We cannot assure stockholders that we have made adequate allowances for the costs and risks associated with this growth, that our procedures or controls will be adequate to support our operations, or that our management will be able to successfully offer and expand its products. If we are unable to manage our growth effectively, our prospects business, financial condition and results of operations could be harmed.

OUR REVENUE COULD DECLINE IF WE FAIL TO EFFECTIVELY MANAGE THE EXISTING
ADVERTISING INVENTORY MADE AVAILABLE ON THE MARKETPLACE TO ADVERTISERS, AND OUR
GROWTH COULD BE IMPEDED IF WE FAIL TO ACQUIRE ACCESS TO NEW ADVERTISING
INVENTORY.

      Our success depends in part on our ability to effectively market and manage the advertising inventory made available on the SWMX marketplace. We have not historically, and do not in the future, intend to take ownership of the advertising inventory that is made available to advertisers. The broadcasters that list their advertising inventory with us are not bound by long-term contracts. In addition, the broadcasters may change the amount of inventory they make available to us at any time. If a media outlet decides not to make advertising space from its stations available to us, we may not be able to replace this advertising space with advertising space from other broadcasters that have comparable traffic patterns and user demographics quickly enough to fulfill the requests of the advertiser's registered on the SWMX marketplace, which would result in a loss of revenue for us. We expect that our customers'
requirements will become more sophisticated as customers become more accustomed to our system as a means of purchasing advertising time. If we fail to manage our system effectively to meet our customers' changing requirements, our revenue could decline.

      Our growth also depends on our ability to expand our access to advertising inventory. To attract new advertisers, we must maintain a consistent supply of attractive advertising space. Our ability to attract new broadcasters to the
SWMX marketplace, and to retain the broadcasters currently registered on the
SWMX marketplace, will depend on various factors, some of which are beyond our control. These factors include our ability to introduce new and innovative services, our ability to efficiently manage our existing advertising inventory, our pricing policies and the cost-efficiency to the broadcasters of outsourcing all or part of their advertising sales. In addition, the number of competing intermediaries that purchase advertising inventory from the broadcasters continues to increase. The size of advertising inventory available to us may not increase or even remain constant in the future, which could harm our prospects, business, financial condition and results of operations.

OUR TECHNOLOGY SOLUTIONS MAY NOT BE SUCCESSFUL AND MAY CAUSE BUSINESS
DISRUPTION.
      The SWMX marketplace is intended to serve as our sole platform for the purchase, sale, management and distribution of advertising media inventory. We have developed a variety of products to work on or with this marketplace. Some of these products are not yet available or are only available in beta version.
We must, among other things, ensure that the technology will function efficiently at high volumes, interact properly with our database, offer the functionality demanded by our customers and integrate our sales and reporting functions. We must further complete development of our beta products. This development effort could fail because of a lack of technology available to us or could take more time than expected. Customers may become dissatisfied by any system failure that interrupts our ability to provide services to them, including failures affecting our ability to deliver advertisements without significant delay to the viewer or listener. Sustained or repeated system failures would reduce the attractiveness of our solutions to advertisers, advertising agencies and the broadcasters and result in contract terminations, fee rebates and other accommodations that would likely reduce our revenue.
Slower response time or system failures may also result from straining the capacity of our systems due to an increase in the volume of advertising delivered through our servers. If we fail to effectively address any capacity constraints or system failures, our prospects, business, financial condition and results of operations could be harmed.

WE MIGHT EXPERIENCE SIGNIFICANT DEFECTS IN OUR PRODUCTS.
      Software products frequently contain errors or failures, especially when first introduced or when new versions are released. We might experience significant errors or failures in our products, or it might not work with other hardware or software as expected, which could delay the enhancement of our products, or which could adversely affect market acceptance of our products. Any significant product errors or design flaws would slow the adoption of our products and cause damage to our reputation, which would seriously harm our business. If customers were dissatisfied with product functionality or performance, we could lose revenue or be subject to liability for service or warranty costs and claims, and our prospects, business, financial condition and results of operations could be harmed.

THE SWMX MARKETPLACE IS SUBJECT TO SECURITY RISKS THAT COULD HARM OUR BUSINESS
AND REPUTATION AND EXPOSE US TO LITIGATION OR LIABILITY.
      Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit and store such information and data securely, and any costs associated with preventing or eliminating such problems, could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation and expose us to litigation or liability. We also may be required to expend significant capital or other resources to protect against the threat of security breaches or hacker attacks or to alleviate problems caused by such breaches or attacks. Any successful attack or breach of our security could hurt consumer demand for our products and services, expose us to consumer class action lawsuits and could harm our prospects business, financial condition and results of operations.

OUR REVENUES ARE SUBJECT TO FLUCTUATIONS DUE TO GENERAL ECONOMIC CONDITIONS.
      Expenditures by advertisers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our revenue could be materially reduced by a decline in the economic prospects of advertisers or the economy in general, which could alter current or prospective advertisers'
spending priorities or budget cycles or extend our sales cycle. Due to such risks, relying on quarter-to-quarter comparisons of our results of operations may not be an indicator of our future results.

WE MAY BE UNABLE TO PROMOTE AND MAINTAIN OUR BRANDS.
      We believe that establishing and maintaining the brand identities of our products and services is a critical aspect of attracting and expanding a large client base. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality service. If businesses do not perceive our existing services to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by businesses, we will risk diluting our brand identities and decreasing our attractiveness to existing and potential customers.

      In order to attract and retain customers and to promote and maintain brands in response to competitive pressures, SWMX may also have to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among our customers. If we incur significant expenses in an attempt to improve our services or to promote and maintain our brands, our business, prospects, financial condition and results of operations could be harmed. Moreover, any brand identities we establish may be diluted as a result of any inability to protect our trademarks and service marks or domain names, the failure of which to protect could harm the our prospects business, financial condition and results of operations.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS, WHICH WOULD
HAVE A NEGATIVE IMPACT ON OUR OPERATIONS.
      Our ability to compete partly depends on the superiority, uniqueness and value of our technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of trademark, copyright and trade secret laws, confidentiality agreements with the our employees and third parties, and protective contractual provisions. Despite these efforts, any of the following may reduce the value of our intellectual property:

  o   our applications for trademarks and copyrights relating to our business may not be granted and, if granted, may be challenged or invalidated;

  o   we do not have, and are not currently  seeking,  patent approval for our technology due to the level of granularity necessary to receive such approval and the risks posed in blueprinting the underlying architecture for public review given the uncertain guarantees of business patents and the potential exposure to intellectual theft;

  o   issued   trademarks   and   copyrights  may  not  provide  us  with  any
      competitive advantages;

  o   our  efforts  to protect  our  intellectual  property  rights may not be effective in preventing misappropriation of our technology;

  o   our  efforts may not  prevent  the  development  and design by others of products or technologies  similar to or competitive with, or superior to those we develop; or

  o   another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

      Our inability to adequately protect our proprietary rights could harm our prospects, business, financial condition and results of operations.

WE MAY BE FORCED TO LITIGATE TO DEFEND OUR INTELLECTUAL PROPERTY RIGHTS, OR TO
DEFEND AGAINST CLAIMS BY THIRD PARTIES AGAINST US RELATING TO INTELLECTUAL
PROPERTY RIGHTS.
      Disputes regarding the ownership of technologies and rights associated with media, digital distribution and online businesses are common and likely to arise in the future. We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties' proprietary rights. Any such litigation could be very costly and could distract our management from focusing on operating our business. The existence and/or outcome of any such litigation could harm our prospects, business, financial condition and results of operations.

WE MAY BE SUBJECT TO CLAIMS THAT WE HAVE INFRINGED THE PROPRIETARY RIGHTS OF
OTHERS OR EXCEEDED THE SCOPE OF LICENSES THAT WE HAVE PREVIOUSLY OBTAINED, WHICH
COULD REQUIRE US TO OBTAIN A LICENSE OR PAY ADDITIONAL FEES OR CHANGE OUR
DESIGNS OR TECHNOLOGY.
      We can make no assurances that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or that any such assertions or prosecutions will not harm our business. Regardless of whether any such claims are valid or can be successfully asserted, defending against such claims could cause us to incur significant costs and could divert resources away from our other activities. In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products. If any claims or actions are asserted against us, we may seek to obtain a license to the intellectual property rights that are in dispute. Such a license may not be available on reasonable terms, or at all, which could force us to change our software designs or other technology, which could harm our prospects, business, financial condition and results of operations.

OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL SUFFER IF OUR
SYSTEMS OR NETWORKS FAIL, BECOME UNAVAILABLE OR PERFORM POORLY SO THAT CURRENT
OR POTENTIAL USERS DO NOT HAVE ADEQUATE ACCESS TO OUR PRODUCTS, SERVICES AND WEB
SITES.
      Our ability to provide our products and services to our customers and operate our business depends, in part, on the continued operation of our information systems and networks. We depend on the reliability of certain third party vendors and service providers including Verizon and Level 3 Communications
Inc. A significant or repeated reduction in the performance, reliability or availability of our information systems and network infrastructure, or of equipment or services from third party vendors, could harm our ability to conduct business, and harm our reputation and ability to attract and retain users, customers, advertisers and content providers. In addition, problems with our systems and networks could result from our failure to adequately maintain and enhance these systems and networks, natural disasters and similar events, power failures intentional actions to disrupt our systems and networks and many other causes. We do not currently have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage, which could harm our prospects, financial condition and results of operations.

WE MAY BE SUBJECT TO MARKET RISK AND LEGAL LIABILITY IN CONNECTION WITH THE DATA
COLLECTION CAPABILITIES OF OUR PRODUCTS AND SERVICES.
      Many of our products are interactive Internet applications that by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, our products send information to our servers. Many of the services we provide also require that a user provide certain information to us. We post an extensive privacy policy concerning the collection, use and disclosure of user data involved in interactions between our client and server products on our web site. Any failure by us to comply with our posted privacy policy and existing or new legislation regarding privacy issues could impact the market for our products and services, subject it to litigation and could harm our prospects, business, financial condition and results of operations.

WE MAY BE EXPOSED TO POTENTIAL LIABILITIES, INCLUDING LIABILITIES ARISING FROM
ALLEGATIONS THAT OUR CLIENTS' ADVERTISING CLAIMS ARE FALSE OR MISLEADING OR OUR
CLIENTS' PRODUCTS ARE DEFECTIVE.
      From time to time, we may be, or may be joined as, a defendant in litigation brought against our clients by third parties, including our clients'
competitors, governmental or regulatory bodies or consumers for advertisements that are broadcast on stations through our order process. These litigations could include claims alleging that:

  o   advertising claims made with respect to our clients' products or services are false, deceptive or misleading;

  o   our clients' products are defective or injurious; or

  o   marketing and communications materials created for our clients infringe on the proprietary rights of third parties.

      If, in those circumstances, we are not insured under the terms of our insurance policies or are not indemnified under the terms of our agreements with clients or this indemnification is unavailable for these claims, then the damages, costs, expenses or attorneys' fees arising from any of these claims could harm our prospects, business, financial condition and results of operations. Although we maintain insurance, this insurance may not be available, or if available may not be sufficient to cover any claim, if a significant adverse claim is made.

MANAGEMENT CHANGES AT THE RADIO AND TELEVISION STATIONS WITH WHOM WE DO BUSINESS
COULD HARM OUR BUSINESS.
      Many of the arrangements with radio and television stations with whom we do business are based on personal relationships with the stations' current management. A change in the management of these stations may result in new management discontinuing the use of our services. The loss of stations could result in a reduction in our revenues, which could harm our prospects, business, financial condition and results of operations.

ADVERTISERS MAY DISCONTINUE USING OUR SERVICES IF THEIR CAMPAIGNS ARE
UNSUCCESSFUL, WHICH COULD RESULT IN A LOSS IN REVENUES THAT COULD HARM OUR
PROSPECTS, BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
      Success in advertising involves many factors including, among others, ratings, creative, frequency of ad time, station selection and location.
Although we will endeavor to ensure the success of our advertisers' campaign, there is no assurance that the campaign will be successful. If our advertisers'
campaigns are unsuccessful, we may lose our business as well as fail to attract new advertisers. This could result in a loss in revenues that could harm our prospects, business, financial condition and results of operations.

WE HAVE A CONCENTRATION OF SALES FROM A LIMITED AMOUNT OF ADVERTISERS, THE LOSS
OF WHICH COULD HARM OUR BUSINESS.
      Our five largest advertisers represented 82% of our total transaction volume for the period from our inception (August 23, 2005) through December 31,
2005. Similarly, for the year ended December 31, 2006, our five largest advertising customers contributed 53% of our total transaction volume. Under present conditions, the loss of any one of these advertisers could harm our operations and financial condition. We have filed a lawsuit against a customer, which represented 9% of our transaction volume for the year ended December 31,
2006, to recover amounts owed to us. We have provided no services to this customer since June 2006.

WE MAY BE HARMED IF DATA FROM THIRD PARTY PROVIDERS IS NO LONGER AVAILABLE TO
US.
      We are dependent on data from third party providers. Although we currently have contracts with these vendors to provide this data, we cannot guarantee that these contracts will be renewed or, if renewed, that such terms are acceptable to us. If we are unable to obtain such data, it could harm our prospects, business, financial condition and results of operations.

WE MAY REQUIRE ADDITIONAL FUNDING TO CONTINUE DEVELOPING OUR TECHNOLOGY AND
MARKETING OUR PRODUCTS.
      We may require additional funding to achieve the goals stated in our business plan. In particular, we may require working capital to support the initial marketing and distribution of our planned new products. If we experience delays in producing our new products or entering into agreements with broadcasters and advertisers, we may need more funding than we currently anticipate. Whatever our capital requirements, adequate funding, whether in the form of debt or equity, may not be available on favorable terms, or at all. Our inability to obtain additional adequate funding could harm our prospects, business, financial condition and results of operations.

RISKS RELATING TO OUR INDUSTRY

INTERPRETATION OF EXISTING LAWS OR REGULATIONS THAT DID NOT ORIGINALLY
CONTEMPLATE THE INTERNET COULD HARM OUR BUSINESS AND OPERATING RESULTS.
      The application of existing laws governing issues such as property ownership, copyright and other intellectual property issues to the Internet is not clear. Many of these laws were adopted before the advent of the Internet and do not address the unique issues associated with the Internet and related technologies. In many cases, the relationship of these laws to the Internet has not yet been interpreted. New interpretations of existing laws may increase our costs, require us to change business practices or otherwise harm our prospects, business, financial condition or results of operations.

CHANGES IN THE EXISTING LAWS OR REGULATIONS IN RESPONSE TO THE CHANGES IN OUR
INDUSTRY COULD HARM OUR BUSINESS AND OPERATING RESULTS.
      Broadcasters and, to a lesser extent, advertisers are subject to various laws and regulations that may be changed in response to changes in industry practices, such as the development of our marketplace. Such changes may increase our costs, require us to change business practices or otherwise harm our prospects, business, financial condition or results of operations.

      In particular, the operation of radio and television broadcast stations is subject to regulation by the Federal Communications Commission, or the FCC.
Congress and the FCC are currently considering new laws, regulations and policies regarding a wide variety of matters, including requiring stations to provide free political time. The amount of time available for advertising may be reduced if such a regulation were to be implemented. A reduction in the amount of available advertising time could cause a reduction in our revenues, which could harm our prospects, business, financial condition or results of operations.

RISKS RELATING TO OUR COMMON STOCK

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.
      The market price of our common stock is highly volatile and has fluctuated widely in price, and may in the future fluctuate widely in price, in response to various factors. Among the factors which may cause the market price to be highly volatile, many of which are beyond our control, are the following:

  o  technological  innovations  or new  products  and  services by us or our competitors;

  o  intellectual property disputes;

  o  additions or departures of key personnel;

  o  sales of our common stock;

  o  our ability to execute our business plan;

  o  operating results that fall below expectations;

  o  loss of any strategic relationship;

  o  industry developments;

  o  economic and other external factors; and

  o  period-to-period fluctuations in our financial results.

   In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also harm the market price of our common stock.

WE HAVE NEVER PAID DIVIDENDS AND DO NOT EXPECT TO PAY DIVIDENDS IN THE
FORESEEABLE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR
COMMON STOCK.
      We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors effecting us at such time as our board of directors may consider relevant. If we do not pay dividends, a return on an investment in our common stock will only occur if our stock price appreciates.

BECAUSE WE BECAME PUBLIC BY MEANS OF A REVERSE MERGER, WE MAY NOT BE ABLE TO
ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.
      There may be risks associated with our becoming a public company through a
"reverse merger." We were formed in July 2006 as a result of a reverse merger of
SoftWave Media Exchange, Inc. ("SoftWave Media") into Edgemont Resources Corp., a publicly-traded company (the "Merger"). Securities analysts of major brokerage firms may not provide coverage of us. We cannot be assured that brokerage firms will, in the future, assign analysts to cover us.

THE PRICE OF OUR COMMON STOCK ON THE OTCBB SHOULD NOT BE REGARDED AS AN
INDICATION OF ANY FUTURE MARKET PRICE OF OUR SECURITIES.
      To date our common stock has been extremely illiquid. Any implied valuation you receive from the trading of our common stock on the OTCBB may not be accurate.

OUR COMMON STOCK MAY BE DEEMED A "PENNY STOCK", WHICH WOULD MAKE IT MORE
DIFFICULT FOR OUR STOCKHOLDERS TO SELL THEIR SHARES OF OUR COMMON STOCK.
      Our common stock may be subject to the "penny stock" rules adopted under
Section 15(g) of the Exchange Act. The penny stock rules apply to non-Nasdaq companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5.0 million ($2.0 million if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. Remaining subject to the penny stock rules for any significant period could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

      Furthermore, our common stock is traded and quoted on the OTCBB under the symbol "SWMX.OB." For companies whose securities are traded on the OTCBB, it is more difficult to obtain accurate quotations, obtain coverage for significant news events because major wire services generally do not publish press releases about such companies and obtain needed capital.

FUTURE SALES OF OUR COMMON STOCK COULD DEPRESS OUR STOCK PRICE.
      We currently have 205,925,000 shares of common stock outstanding, all of which are either in our "public float" or eligible for resale pursuant to a currently effective resale registration statement. Holders of 150,063,636 of such shares of our common stock, including all of our executive officers, have agreed not to sell shares of our common stock for a period prior to April 26,

2007 (subject to certain limited resales prior to that date). Sale of shares of our common stock by our stockholders, or the perception that such stockholders may sell shares of our common stock, could have an adverse impact on the market price for our common stock.

ADDITIONAL STOCK OFFERINGS MAY DILUTE CURRENT STOCKHOLDERS.
      Given our expansion plans and expectations that we may need additional capital and personnel, we may need to issue additional shares of capital stock or securities convertible or exercisable for shares of capital stock, including preferred stock, options or warrants. The issuance of additional capital stock may dilute the ownership of our current stockholders.

OUR DIRECTORS, EXECUTIVE OFFICERS AND ENTITIES AFFILIATED WITH THEM BENEFICIALLY
OWN A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK, WHICH GIVES THEM
SIGNIFICANT CONTROL OVER CERTAIN MAJOR DECISIONS ON WHICH OUR STOCKHOLDERS MAY
VOTE AND MAY DISCOURAGE AN ACQUISITION OF US.
      Our executive officers, directors and affiliated persons beneficially own, in the aggregate, approximately 58.6% of the outstanding common stock. This does not reflect the increased percentages that the officers and directors would own if they exercise any stock options that may be granted to them under employee incentive plans or if they otherwise acquire additional shares of our common stock. The interests of our current officers and directors may differ from the interests of other stockholders. As a result, our current officers, directors and affiliated persons have significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

  o   electing, or defeating the election of, directors;

  o   amending, or preventing amendment, of our certificate of incorporation or bylaws;

  o   effecting, or preventing, a merger, sale of assets or other corporate transaction; and

  o   controlling the outcome of any other matter submitted to the stockholders for vote.

      Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of SWMX, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

PROVISIONS IN OUR CHARTER DOCUMENTS AND UNDER DELAWARE LAW MAY PREVENT OR DELAY
A CHANGE OF CONTROL OF SWMX AND COULD ALSO LIMIT THE MARKET PRICE OF THE OUR
COMMON STOCK.
      Provisions of our certificate of incorporation, as amended, and bylaws, as well as provisions of Delaware General Corporations Law (the "DGCL"), may
discourage, delay or prevent a merger, acquisition or other change in control, even if such a change in control would be beneficial to our stockholders. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

  o   prohibiting the stockholders from fixing the number of directors;

  o   authorizing our board of directors to designate the terms of and issue new series of preferred stock without additional stockholder approvals;

  o   limiting the individuals who may call a special meeting to our non-executive chairman, chief executive officer, president, the majority of our board of directors or the majority of our stockholders; and

  o   requiring advance notice for stockholder proposals and nominations.

      We are subject to the provisions of Section 203 of the DGCL, which limits business combination transactions with stockholders of 15% or more of our outstanding voting stock that our board of directors has not approved. These provisions and other similar provisions make it more difficult for stockholders or potential acquirers to acquire SWMX without negotiation. These provisions may apply even if some stockholders may consider the transaction beneficial to them.
Furthermore, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a premium over the then current market price for our common stock.

WE ARE EXPOSED TO RISKS RELATING TO EVALUATIONS OF OUR INTERNAL CONTROLS OVER
FINANCIAL REPORTING REQUIRED BY SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.
      As a public company, absent an available exemption, we will be required to comply with Section 404 of the Sarbanes-Oxley Act ("Section 404") by no later than December 31, 2007. However, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity that remain unremediated. As a public company, we will be required to report, among other things, control deficiencies that constitute a "material weakness." A "material weakness" is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may decline.

ITEM 7.  FINANCIAL STATEMENTS.

                   SWMX, Inc. (Formerly Soft Wave Media, LLC)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Contents

                                                                            PAGE

Report of Amper, Politziner & Mattia, P.C. Independent
     Registered Public Accounting Firm .....................................28

Financial Statements;

     Notes to Consolidated Financial Statements............................33-43

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SWMX, Inc.
(formerly Soft Wave Media, LLC)

We have audited the accompanying  consolidated  balance sheets of SWMX, Inc. and subsidiary (formerly Soft Wave Media, LLC (the Company)) as of December 31, 2006
and 2005 and the related  consolidated  statements of operations,  stockholders'
equity  (deficit)  and cash flows for the year ended  December  31, 2006 and the period from inception  (August 23, 2005) to December 31, 2005.  These  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is to express an opinion on these financial  statements based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements  are free of material  misstatement.  The Company is not  required to have,  nor were we engaged to perform,  an audit of its  internal  control  over financial reporting.  Our audit included  consideration of internal control over financial  reporting  as  a  basis  for  designing  audit  procedures  that  are appropriate  in the  circumstances,  but not for the  purpose of  expressing  an opinion on the  effectiveness  of the Company's  internal control over financial reporting.  Accordingly  we express  no such  opinion.  An audit  also  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in
the  financial   statements,   assessing  the  accounting  principles  used  and
significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion,  such consolidated  financial  statements present fairly, in all material respects, the financial position of SWMX, Inc. and subsidiary (formerly
Soft Wave Media, LLC) as of December 31, 2006 and 2005, and the results of their operations  and their cash flows for the year ended  December  31,  2006 and the period from inception (August 23, 2005) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying  consolidated  financial statements have been prepared assuming the Company  will  continue as a going  concern.  As  discussed in Note 1 to the financial statements,  the Company has incurred a significant net loss since its inception,  which  raises  substantial  doubt about its ability to continue as a going concern.  Management's  plans  regarding this matter are also described in
Note 1. The  financial  statements  do not  include any  adjustments  that might result from the outcome of this uncertainty.

/s/ Amper, Politziner & Mattia, P.C.
-----------------------------------------------
March  28, 2007
New York, New York

                       SWMX, INC. (FORMERLY SOFT WAVE MEDIA, LLC)
                              CONSOLIDATED BALANCE SHEETS

                                                          December 31,   December 31,
                                                              2006         2005(A)
                                                         ------------    ------------
                            ASSETS

CURRENT ASSETS
Cash and cash equivalents                                $  2,619,713    $     79,820
Restricted cash                                                70,000            --
Accounts receivable, net                                    3,099,378         306,262
Prepaid expense and other current assets                      284,040            --
Note receivable related party                                 169,941            --
                                                         ------------    ------------

TOTAL CURRENT ASSETS                                        6,243,072         386,082

Property and equipment, net of accumulated
  depreciation and amortization                             3,152,749       1,055,111
Security deposit                                              151,893            --
                                                         ------------    ------------

TOTAL ASSETS                                             $  9,547,714    $  1,441,193
                                                         ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable                                         $  3,924,798    $    287,710
Accrued expenses                                              532,890            --
Customer advances                                           1,439,855          32,497
Deferred revenue                                              214,407          75,000
Obligation under capital lease                                593,740            --
Notes payable to related parties                                 --         1,193,111
Due to related parties                                           --         2,862,461
Advances from investors                                          --           200,000
                                                         ------------    ------------

TOTAL CURRENT LIABILITIES                                   6,705,690       4,650,779
                                                         ------------    ------------

LONG TERM LIABILITIES
Non-current capital lease obligation                          437,700            --
Other long term liabilities                                   193,000            --
                                                         ------------    ------------

TOTAL LONG TERM LIABILITIES                                   630,700            --
                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 205,925,000 and 160,000,000
  shares, respectively, at a par value of
  $.01 per share (see note 1)                               2,059,250       1,600,000
Additional paid in capital                                 12,317,962      (1,600,000)
Accumulated deficit                                       (12,165,888)     (3,209,586)
                                                         ------------    ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        2,211,324      (3,209,586)
                                                         ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY  (DEFICIT)                                      $  9,547,714    $  1,441,193
                                                         ============    ============

(A) Represents Predecessor Company, Soft Wave Media LLC (see Note 1).

                    See notes to consolidated financial statements.

                           SWMX, INC. (FORMERLY SOFT WAVE MEDIA, LLC)

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Period from inception
                                                                         (August 23, 2005) to
                                                          Year ended         December 31,
                                                       December 31,2006         2005(A)
                                                       ----------------  ----------------------

Net Revenues                                           $   2,545,943         $     190,453

Costs and expenses:

   Cost of revenues                                        1,290,911               214,184
   Selling, general and administrative
     expenses (including stock-based
     compensation expense of $912,000 in 2006)             9,981,612             3,167,283
                                                       -------------         -------------

Total costs and expenses                                  11,272,523             3,381,467
                                                       -------------         -------------

Operating loss                                            (8,726,580)           (3,191,014)

Interest expense, net                                        229,722                18,572
                                                       -------------         -------------

Net loss                                               $  (8,956,302)        $  (3,209,586)

Net loss per common share - basic and diluted          $       (0.04)        $       (0.02)

Weighted average number of shares outstanding
   - basic and diluted                                   200,592,192           160,000,000

(A) Represents Predecessor Company, Soft Wave Media LLC (see Note 1)

                        See notes to consolidated financial statements.

                                SWMX, INC. (FORMERLY SOFT WAVE MEDIA, LLC)

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Period from inception
                                                                  Year ended      (August 23, 2005) to
                                                              December 31,2006    December 31, 2005(A)
                                                              ----------------    ----------------------
  Net loss                                                      $ (8,956,302)        $ (3,209,586)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                                      560,731              131,889
  Provision for doubtful accounts                                  1,642,000                 --
  Stock-based compensation                                           922,000                 --
  Amortization and write-off of debt discount                         48,889                6,111
  Changes in operating assets and liabilities:
    Accounts receivable                                           (4,435,116)            (306,262)
    Prepaid expenses and other current assets                       (284,040)                --
    Security deposit                                                (151,893)                --
    Accounts payable                                               3,637,088              287,710
    Accrued expenses                                               2,079,655              107,497
    Other non current liabilities                                    193,000                 --
    Due to related parties                                          (262,461)           2,862,461
                                                                ------------         ------------
    Net cash used in operating activities                         (5,006,449)            (120,180)
                                                                ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                              (1,626,929)                --
  Note receivable from related party                                (500,000)                --
  Repayment of note receivable from related party                    330,059                 --
  Restricted cash                                                    (70,000)                --
                                                                ------------         ------------
    Net cash used in investing activities                         (1,866,870)                --
                                                                ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, net of expenses                       10,655,212                 --
  Increase in notes payable to related parties                       158,000                 --
  Increase in advances from investors                                   --                200,000
  Repayment of notes payable to related parties                   (1,400,000)                --
  Borrowings under revolving credit facility                       1,500,000                 --
  Repayments under revolving credit facility                      (1,500,000)                --
                                                                ------------         ------------
    Net cash provided by financing activities                      9,413,212              200,000
                                                                ------------         ------------

Net increase in cash and cash equivalents                          2,539,893               79,820
Cash and cash equivalents at beginning of year                        79,820                 --
                                                                ------------         ------------
Cash and cash equivalents at end of year                        $  2,619,713         $     79,820
                                                                ============         ============
            SUPPLEMENTAL INFORMATION

Cash interest paid                                              $     62,655         $       --

                                         NON-CASH TRANSACTIONS -

In January 2006 the Company  issued  common stock of $200,000 for cash received in the prior period which was reflected as a liability in the December 31, 2005 balance sheet.

In July 2006 the Company  issued 866,667  shares of common stock in  satisfaction  of $2.6 million due to related parties at market price (see note 8).

In August  2005 the  Company  acquired  software in exchange  for a note  payable of  $1,187,000,  net of discount, from a related party (see note 6).

In December 2006 the Company entered into a capital lease, acquiring certain computer equipment at a cost of approximately $1,030,000.

(A) Represents Predecessor Company, Soft Wave Media LLC (see Note 1)

                             See notes to consolidated financial statements.

                                        SWMX, INC. (FORMERLY SOFT WAVE MEDIA, LLC)
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                           Common Stock              Additional
                                  -----------------------------        Paid-in          Accumulated
                                    Shares            Amount           Capital             Deficit            Total
                                  -----------      ------------      ------------       ------------       ------------
Balance, August 23, 2005           160,000,00         $1,600,00      $ (1,600,000)      $       --         $       --

Net loss                                                                                  (3,209,586)        (3,209,586)

                                  -------------------------------------------------------------------------------------
Balance, January 1, 2006          160,000,000         1,600,000        (1,600,000)        (3,209,586)        (3,209,586)

Issuance of Common Stock,
  January 2006                     40,000,000           400,000         1,582,000                             1,982,000

Issuance of Common Stock,
  July 2006                         4,000,000            40,000        11,433,212                            11,473,212

Reverse merger (note 1)             1,900,000            19,000           (19,000)                                 --

Issuance of Common Stock
  - Board member                       25,000               250              (250)                                 --

Stock-based compensation
  expense                                                                 922,000                               922,000

Net loss                                                                                  (8,956,302)        (8,956,302)

                                  -----------      ------------      ------------       ------------       ------------
Balance, December 31, 2006        205,925,000      $  2,059,250      $ 12,317,962       $(12,165,888)      $  2,211,324
                                  ===========      ============      ============       ============       ============

                                     See notes to consolidated financial statements.

                    SWMX, INC.(FORMERLY SOFT WAVE MEDIA, LLC)
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

                    SWMX, INC.(FORMERLY SOFT WAVE MEDIA, LLC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      LIQUIDITY

      The Company has incurred substantial losses from inception through
      December 31, 2006, which raise substantial doubt about its ability to continue as a going concern. Such losses resulted from the Company's lack of significant revenue and costs incurred in the establishment of its infrastructure. The Company expects to continue to incur significant operating expenses in order to execute its current business plan. In July
      2006, the Company executed a private placement offering of common stock
      (see note 10) and believes that it has access to sources of working capital that are sufficient to fund its operations for the year ending
      December 31, 2007, however, there can be no assurances that sufficient funds will be available. The Company also believes that additional capital requirements associated with its development can be met by raising debt or equity when needed, though there can be no assurances that the Company will be able to raise any such capital or upon what terms. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

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

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which primarily consist of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value.

      RESTRICTED CASH

      The Company's restricted cash balance of $70,000 at December 31, 2006 consists of a certificate of deposit that serves as collateral for the
      Company's merchant credit card account. The term of the certificate of deposit is one year and expires on August 9, 2007.

      ACCOUNTS RECEIVABLE

      Accounts receivable are recorded at the gross amount billed and reported at the amount outstanding, net of any allowances for amounts that the
      Company believes are not collectible. In addition to billed receivables the Company also has unbilled receivables. These unbilled receivables result from the timing delay between the time the Company recognizes revenue, on the date an advertisement is aired, and the date on which the invoice is generated. (See Note 4)

      As of December 31, 2006, the Company has an allowance for doubtful accounts of $1,642,000, of which $1,182,000 is related to one customer that accounted for 9% of the Company's revenues for the year ended
      December 31, 2006. The Company has not conducted business with this customer since June 2006. In determining to establish reserves the Company regularly reviews its receivables for probability of collection and evaluates the willingness and the ability of its customers to satisfy their obligations. The Company vigorously pursues all legal avenues available to it in an effort to collect on its receivables. An assessment

                    SWMX, INC.(FORMERLY SOFT WAVE MEDIA, LLC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      of the probability of collections of delinquent accounts is made and an allowance is recorded when collection becomes uncertain. At December 31,
      2005, no allowance was deemed required.

      In certain instances the Company requests its customers to pay for the services rendered by the Company in advance of the services being provided. These customer advances received prior to year or period end for which the services were not provided until after year or period end are classified as a liability in the accompanying balance sheet.

      CAPITALIZED SOFTWARE

      In accordance with Statement of Position 98-1, Accounting for the Costs of
      Computer Software Developed or Obtained for Internal Use ("SOP 98-1"),
      certain direct development costs associated with internal-use software are capitalized. These costs include external direct costs of service and payroll costs for employees devoting time to software projects principally related to software coding, designing system interfaces and installation and testing of the software. These costs are recorded as fixed assets and are amortized over a period not to exceed three years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred. For the year ended December 31, 2006 and the period from inception (August 23, 2005) to December 31, 2005, the Company has
      capitalized $131,000 and $0, respectively, based on the criteria of SOP
      98-1.

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
      Computer equipment                               3 years
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

      The Company has an agreement with a customer, whereby the customer paid the Company $75,000 in December 2005 and $150,000 in January 2006. Based
      on the achievement of certain milestones within the agreement the Company has the ability to earn up to the $225,000. If at the end of the term of the agreement, December 2007, the milestones in the agreement have not been met, the unearned portion of the $225,000 is to be repaid to the customer. The unearned amount under this agreement is classified as deferred revenue in the accompanying balance sheets and was $204,870 and
      $75,000 at December 31, 2006 and 2005, respectively.

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

                    SWMX, INC.(FORMERLY SOFT WAVE MEDIA, LLC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      For the year ended December 31, 2006, approximately 15% and 12% of the
      Company's revenues came from two customers, respectively. These same two customers accounted for 44% of accounts receivable as of December 31,
      2006, respectively. See note 2 Accounts Receivable for further discussion.

      COST OF REVENUES

      Cost of revenues consists of the expenses associated with the operation of the Company's data centers including depreciation, labor and bandwidth costs. Cost of revenues also include expenses related to the amortization of capitalized software development costs, acquired technologies as well as other software development costs that are expensed in accordance with
      SOP 98-1. Stock-based compensation expense of approximately $10,000 for the year ended December 31, 2006 associated with those employees whose labor is captured in this category is also included in cost of revenues.

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

      For the period from inception (August 23, 2005) to December 31, 2005, the
      Company operated as an LLC. As such all tax consequences were born by the members of the LLC and not the Company.

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

      During the year ended December 31, 2006, the Company issued options to purchase 2,370,000 shares of common stock at various exercise prices. No options have been granted since the merger transaction discussed in Note
      1. In accordance with SFAS 123(R) the Company recorded an expense relating to these options of $922,000 for the year ended December 31, 2006. No options were granted during the period from inception (August 23, 2005)
      through December 31, 2005. The compensation expense is being recognized over the vesting period of the options.

      The Company used the Black-Scholes option-pricing model to estimate the fair value of these stock-based awards with the following weighted-average assumptions for the indicated periods:

                    SWMX, INC.(FORMERLY SOFT WAVE MEDIA, LLC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Risk-free interest rate              4.50%

               Expected lives                     4 years

               Expected dividends                  $  -

               Volatility                            35%

      The following table summarizes the Company's stock option activity:

                                           Weighted Average
                                Shares      Exercise Price    Option Price Range
                              -----------  -----------------  ------------------
Balance at December 31, 2005          --            --                --

  Granted                      2,370,000      $   0.61           $0.05 -$1.50
  Exercised                           --            --                --
  Forfeited                           --            --                --
                              -----------  -----------------  ------------------
Balance at December 31, 2006   2,370,000      $   0.61           $0.05 -$1.50
                              ===========  =================  ==================

      The following tables summarize information about the Company's stock options outstanding at December 31, 2006:

                       Options Outstanding                    Options Exercisable
     -------------------------------------------------  ------------------------------
                                    Weighted  Weighted
                       Number       Average    Average      Number         Weighted
        Range of      Outstanding  Remaining  Exercise  Exercisable as     Average
     Exercise Prices  at 12/31/06     Life      Price     of 12/31/06   Exercise Price
     ---------------  -----------  ---------  --------  --------------  --------------
         $0.05           600,000      4.08      $0.05       200,000         $0.05
         $0.50           725,000      4.31      $0.50       350,000         $0.50
         $1.00         1,010,000      6.34      $1.00       310,000         $1.00
         $1.50            35,000      4.34      $1.50        35,000         $1.50

                                                                         Weighted
                                                              Weighted   Average
                                                               Average   Remaining   Aggregate
                                                              Exercise  Contractual  Intrinsic
                                                    Shares     Price        Term        Value
                                                  ---------  ---------  -----------  -----------
Stock options outstanding at December 31, 2006    2,370,000  $   0.61    5.12 years  $3,522,000

Stock options exercisable at December 31, 2006      895,000  $   0.61    5.15$years   1,332,000

      On July 26, 2006, the Company's Board of Directors adopted the 2006 Stock
      Option Plan (the "Plan"). 630,000 shares of the Company's common stock has been reserved for issuance under the Plan. As of December 31, 2006, no stock options have been granted under this Plan.

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

                    SWMX, INC.(FORMERLY SOFT WAVE MEDIA, LLC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15,
      2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its financial statements.

      In September 2006, the Securities and Exchange Commission issued Staff
      Accounting Bulletin No. 108 (Topic IN). "Qualifying Misstatements in
      Current Year Financial Statements," (SAB No. 108). SAB No.108 addresses how the effect of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No.108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance-sheet and income-statement approaches, (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current-year correction of a material error that includes prior-year effects may result in the need to correct prior-year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior-year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and
      Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB
      No. 108 is effective for fiscal years ending after November 15, 2006. The
      Company does not expect there to be any impact of SAB No. 108.

      In July 2006, the FASB issued Financial Interpretation No. 48 (FIN 48)
      ("Accounting for Uncertainty in Income Taxes, as Interpretation of FASB
      Statement No. 109"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for
      Income Taxes". FIN 48 prescribes a recognition and measurement threshold attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have any impact on the
      Company's financial statements.

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

      All stock options have been excluded from the computation of earnings per share due to their anti-dilutive effect. The number of such shares would have been approximately 1,429,000 and zero for the year ended December 31,
      2006 and the period from inception (August 23, 2005) to December 31, 2005, respectively.

                    SWMX, INC.(FORMERLY SOFT WAVE MEDIA, LLC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE -4-    ACCOUNTS RECEIVABLE, NET

      The Company's Accounts receivable, net consists of the following:

                                      December 31, 2006   December 31, 2005
                                      ------------------  -----------------
Billed accounts receivable                $ 3,448,290         $   208,709
Unbilled accounts receivable                1,293,088              97,553
                                      ------------------  -----------------
                                            4,741,378             306,262

Less: Allowance for doubtful accounts      (1,642,000)               --

                                      ------------------  -----------------
Accounts receivable, net                  $ 3,099,378         $   306,262
                                      ==================  =================

NOTE -5-    PROPERTY AND EQUIPMENT

      Property and equipment consists of:

                                      December 31, 2006   December 31, 2005
                                      ------------------  -----------------
Capitalized software                      $ 1,327,449         $ 1,187,000
Computer equipment                          2,017,591                --
Furniture and fixtures                         91,537                --
Leasehold improvements                        408,792                --
                                      ------------------  -----------------
                                            3,845,369           1,187,000
Less: Accumulated depreciation and
amortization                                 (692,620)           (131,889)
                                      ------------------  -----------------
Property and equipment, net               $ 3,152,749         $ 1,055,111
                                      ==================  =================

      Depreciation and amortization expense was approximately $560,731 and
      $131,889 for the year ended December 31, 2006 and the period from inception (August 23, 2005) to December 31, 2005, respectively. Included in computer equipment and software, above, is approximately $1,030,000 of equipment subject to a capital lease that was entered into in December
      2006.

NOTE -6-    NOTE PAYABLE TO RELATED PARTY

      On August 23, 2005, the Predecessor entered into an Agreement of Sale with
      Alowex, an entity that is wholly-owned by two shareholders and founders of the Predecessor whereby Alowex agreed to sell to the Predecessor the software and any intellectual property related to the Remnant Radio
      Software Platform, which is the predecessor to the SoftWave Radio Software
      Platform. As consideration, the Predecessor issued to Alowex a promissory note ("Original Alowex Promissory Note") in the original amount of
      $1,242,000, representing an amount mutually agreed to by the co-founders as fair value. The note provided for interest at a rate of 4% per annum, with monthly payments of principal and interest commencing on September 1,
      2005 through August 31, 2008 and is subject to a security agreement consisting of substantially all of the assets of the Company. However, no amounts were paid during 2005 or 2006, and the Original Alowex Promissory
      Note was canceled with a new note entered into on January 19, 2006, as noted below.

      As the Original Alowex Promissory Note was issued at a below market interest rate, the Company imputed interest at a market rate resulting in a debt discount of approximately $55,000.

                    SWMX, INC.(FORMERLY SOFT WAVE MEDIA, LLC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On January 19, 2006, SoftWave Media Exchange, Inc. canceled the Original
      Alowex Promissory Note and issued to Alowex a new promissory note in the amount of $1.4 million ("Alowex, LLC Promissory Note"). The Alowex, LLC
      Promissory Note provides for monthly payments of interest at the rate of
      7% per annum commencing February 19, 2006 and monthly principal and interest payments of $33,524 commencing February 19, 2007 until January
      19, 2011 on which date all outstanding principal and accrued interest shall be due and payable. This agreement is subject to a security agreement consisting of substantially all assets of the Company. In the event the Company receives proceeds from the sale of equity securities in any single or a series of related transactions in which the amount raised equals or exceeds $10 million, the entire note, including accrued interest, is due and payable. In connection with entering into the Alowex,
      LLC Promissory Note and canceling the Original Alowex Promissory Note, the
      Company wrote off the remaining debt discount, the Original Alowex
      Promissory Note and the accrued interest payable resulting in an interest expense charge of approximately $195,000 in 2006 related to this transaction. The Alowex LLC Promissory Note was classified as a current liability in the accompanying December 31, 2005 balance sheet as it was the intention of the Company to satisfy this within the year.

      In connection with the private placement transaction that was completed on
      July 26, 2006 (see note 10), this liability, $1,400,000, was repaid in full.

NOTE -7-    REVOLVING CREDIT FACILITY

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

      In connection with the private placement transaction that was completed on
      July 26, 2006 (see note 10), the then outstanding amount owed under this credit facility, $1,500,000, was repaid and the revolving credit facility expired in accordance with its terms and has not been renewed.

NOTE -8-    ALOWEX AND REMNANT LETTER AGREEMENTS

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

      In connection with the private placement transaction that was completed on
      July 26, 2006 (see note 10), this liability of $2.6 million was converted into equity for an aggregate 866,667 shares of the Company's common stock, based on current market value.

                    SWMX, INC.(FORMERLY SOFT WAVE MEDIA, LLC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE -9-    COMMITMENTS AND CONTINGENCIES

      At December 31, 2006, future minimum payments under non-cancelable operating leases and capital leases are as follows over the next five years and thereafter:

               Year        Operating Leases      Capitalized Leases
                           -----------------------------------------
              2007            $  723,000            $  656,000
              2008               704,000               463,000
              2009               698,000                  --
              2010               692,000                  --
              2011               353,000                  --
              Thereafter            --                    --
                           -----------------------------------------
                              $3,170,000            $1,119,000
                           =========================================
              Less: Amount representing interest
              (at a rate of 10.45%)                    (89,000)
                                                   -----------------
              Present value of net minimum lease
              payments                              $1,030,000
                                                   =================

NOTE -10-   STOCKHOLDERS' EQUITY (DEFICIT)

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

      Subsequently on January 19, 2006, SoftWave Media Exchange, Inc. sold 40 million shares of common stock to new investors for $2,000,000, or
      $1,982,000 net of expenses. The stockholders also entered into a registration rights agreement which provides for, as defined, the right of first referral and incidental registration rights if SoftWave Media
      Exchange, Inc. proposes to file a registration statement under the
      Securities Act. These shares were subsequently registered pursuant to the merger transaction discussed in Note 1.

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

               Shareholders              # of Common Shares
               ------------------------  ------------------
               Alowex, LLC                    80,000,000
               Remnant Media, LLC             80,000,000
               New investors                  40,000,000
                                         ------------------
               Total shares outstanding      200,000,000
                                         ==================

                    SWMX, INC.(FORMERLY SOFT WAVE MEDIA, LLC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On January 31, 2006, each of Alowex and Remnant Media, LLC distributed its shares to its respective members.

      On April 20, 2006, certain shareholders of the Company collectively sold
      2,078,479 shares of their own common stock of SoftWave Media Exchange,
      Inc. in a private placement to 65 purchasers at a price of $1.50 per share.

      On July 26, 2006, the Company completed a private placement pursuant to which it sold 4.0 million shares of common stock for gross proceeds of
      $12.0 million, including through the conversion of the $2.6 million owed to Alowex and Remnant Media, LLC (as discussed further in Note 8). In addition, the Company used $1.4 million of the net proceeds to repay a loan due to Alowex (see Note 6) and $1.5 million to repay the balance outstanding at that time under the `revolving credit facility (see Note
      7).

      In June 2006, the Company issued 25,000 shares of common stock to its chairman of the board, as compensation for his accepting the position as chairman. The Company recorded a stock-based compensation charge of
      $37,500 based on the market price on the date of issuance, such amount is included in the stock-based compensation charge of $922,000 for the year ended December 31, 2006 (see Note 2).

NOTE -11-   INCOME TAXES

      The Company has no provision for income taxes for any period as a result of its operating losses. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for the year ended December 31, 2006 are as follows:

Deferred tax asset:
  Current:
    Allowance for doubtful accounts       $   654,747
  Long-term:
    Stock based compensation                  367,648
    Net operating loss  carryforward        2,572,220
                                          -------------
Total deferred tax asset                    3,594,615

Deferred tax liability:
  Long-term:
    Depreciation                              (39,875)

                                          -------------
Net deferred tax asset                      3,554,740
Valuation allowance                        (3,554,740)
                                          -------------
Net deferred tax asset                    $      --
                                          =============

      As of December 31, 2006 the Company has approximately $6,450,000 of federal net operating loss carryforwards, expiring in 2021. These loss carryforwards are subject to annual limitations under Internal Revenue
      Code Section 382 and some may be subject to further limitations. The
      Company has recognized a full valuation allowance against deferred tax assets as, at this point in the Company's history, it is more likely than not that sufficient taxable income will not be generated during the carryforward period available under tax law to utilize these deferred tax assets.

                    SWMX, INC.(FORMERLY SOFT WAVE MEDIA, LLC)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE -12-   RELATED PARTY TRANSACTIONS

      During the year ended December 31, 2006 and the period from inception
      (August 23, 2005) to December 31, 2005 the Company received consulting services, web hosting services and rent charges totaling $248,663 and
      $278,767, respectively from companies owned by shareholders of the company; $118,500 and $82,295 of these amounts have been included in cost of revenues and $130,163 and $196,472 have been included in selling, general and administrative expenses in the accompanying statements of operations. In July 2006 the Company loaned an affiliated company $500,000 pursuant to a note bearing interest at a rate of 8% per annum. As of
      December 31, 2006, $169,941 remained outstanding from this affiliated company. The balance has been repaid in full in March 2007. The Company also had a receivable of approximately $40,000 due from a related party, included in accounts receivable, net on the accompanying balance sheet, that was paid in full in March 2007.

NOTE -13-   SUBSEQUENT EVENTS

      In March 2007, the Company entered into a credit facility with BlueCrest
      Capital Finance, L.P. The credit facility consists of a $3 million term loan (Term Loan) and a $6 million revolving loan (Revolving Loan). The
      Term Loan bears interest at the sum of (i) 600 basis points plus (ii) the greater of (a) 4.84% or (b) the yield on Three-Year U.S. Treasury Notes on the date of such Loan. The Term Loan shall be repaid in forty (40) monthly scheduled installments as follows: (i) commencing on the first Business
      Day of first month after the date of the Term Loan, three (3) months of interest only (paid in arrears); (ii) commencing on the first business day of the fourth month after the date of the Term Loan, twelve (12) equal monthly payments, each consisting of 1.6667% of the original principal amount of the Term Loan, plus interest thereon (paid in arrears); then
      (iii) commencing on the first business day of the sixteenth month after the date of the Term Loan, twenty four (24) equal monthly payments, each consisting of 3.3333% of the original principal amount of the relevant
      Loan, plus interest thereon (paid in arrears); and finally (iv) on the first business day of the fortieth month after the date of the Term Loan,
      $150,000. The Revolving Loan has a term of two years. Each advance under the Revolving Loan shall bear interest at a rate equal to the Prime Rate plus 1.65% per annum. The Revolving Loan provides for advances based on a formula of 80% of eligible receivables, as defined. In connection with the closing of this transaction the Company incurred a closing fee of
      $105,000. In addition, the Company issued a warrant to purchase 850,340 shares of common stock at $.88 per share, the average trading price for the five days prior to closing, subject to adjustment based on future equity offerings.

      In August 2006, the Company terminated the employment of one its officers.
      This former officer commenced an arbitration proceeding, alleging that he is due compensation and benefits in connection with his termination pursuant to his employment agreement with the Company. Despite the Company believing it has meritorious defenses in such proceeding it agreed to settle this matter in March 2007. In the settlement the Company agreed to pay this former officer $500,000, with $75,000 paid in March 2007 with
      $25,000 paid each month thereafter through August 2008. The present value of the amount due prior to December 31, 2007, $274,000, has been included in accrued liabilities with the amount due after December 31, 2007 reflected as other long term liabilities in the accompanying balance sheet.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.

      Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

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

ITEM 8B. OTHER INFORMATION.

      There was no information that was required to be disclosed in a report on
Form 8-K during the fourth quarter of fiscal year ended December 31, 2006, that was not reported.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROLS PERSONS AND
         CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT.

DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees.
All of our officers and directors were appointed on July 26, 2006, the closing date of the Merger. All of our directors hold office until the next annual meeting of stockholders and their successors are duly elected and qualify.
Executive officers serve at the request of the board of directors.

 Name                       Age  Position
 ----                       ---  --------

Joshua Wexler.............  39   Chief Executive Officer, Treasurer and Director

Stavros Aloizos...........  44   Chief Technology Officer and Director

Bill Figenshu.............  56   Chief Operating Officer

James Caci................  42   Chief Financial Officer

Michael Caprio............  31   Executive Vice President and Secretary

Gary Lee (1)(3)...........  57   Non-Executive Chairman and Director

Rick Boyko (1)(2)(3)......  57   Director

Bruce L. Lev (2)(3).......  63   Director

Jerry Shereshewsky(1)(2)..  60   Director

-----------------
(1) Member of the compensation committee.
(2) Member of the audit committee.
(3) Member of the corporate governance and nominations committee.

      JOSHUA WEXLER is chief executive officer, director and treasurer of SWMX as of July 26, 2006 and has served in the same positions for SoftWave Media
Exchange, Inc. since its inception in January 2006. Prior to co-founding SWMX,
Mr. Wexler was chief executive officer of Zysys Solutions, Inc., an information technology and software development firm he co-founded in August 2002 to serve organizations across a broad spectrum of industries. His responsibilities at

Zysys included management of client relationships, business development and directing execution of client initiatives. Zysys developed the SWMX platform, and Mr. Wexler continued to serve as its chief executive officer until December
2005. In 1991, he co-founded Hypnotic Hats Ltd., a boutique apparel and accessories company, and served as its vice president until 1997. From 1997 until August 2003, Mr. Wexler was a vice president of NW Direct, Inc., a design and development firm.

      STAVROS ALOIZOS is chief technology officer, director and chief architect of SWMX as of July 26, 2006 and has served in the same positions for SoftWave
Media Exchange, Inc. since its inception in January 2006. In August 2005,
Messrs. Aloizos and Wexler formed Alowex, LLC to pursue the development of the
SWMX Marketplace. Prior to that, Mr. Aloizos headed the technology development of the SWMX Marketplace as a consultant for Zysys. Mr. Aloizos was a consultant to Zysys and other companies from 1996 through 2005 developing web site and operations management architecture and applications for the design of digital media and to improve communication and business process efficiency between design teams and production facilities.

      BILL FIGENSHU is chief operating officer of SWMX as of July 26, 2006 and has served in the same position for SoftWave Media Exchange, Inc. since March
2006. Prior to joining SWMX, Mr. Figenshu was president and chief executive officer of FigMedia1, LLC, a consulting firm he founded in 2005 to serve companies and individuals within the broadcast industry and institutional financial analysts. From 2003 to 2005, he served as western region president for
Citadel Broadcasting Corporation where he was charged with re-organizing the firm's Western operations, including the management and performance of over 70 stations. From 2001 to 2003, Mr. Figenshu was named one of the Top 40 Most
Influential People in Radio by Radio Ink magazine. From 1999 to 2003, he served as senior vice president at CBS/Infinity Broadcasting where he was responsible for oversight and management of 112 major market radio stations. From 1997 to
1999, Mr. Figenshu was senior vice president at Chancellor Media Corporation where he was charged with managing the transition and integration of operations following the organization's sale to Clear Channel Communications. From 1986 to
1997, Mr. Figenshu served as president of Viacom Radio, where he helped build the company from its inception and helped create significant radio franchises, including WLTW (Lite FM) in New York City. From 1986 to 1997, Mr. Figenshu
served on the board of the National Association of Broadcasters (NAB) and from
1987 to 1997 he also served on the board of the Radio Advertising Bureau (RAB).

      JAMES CACI is chief financial officer of SWMX as of July 26, 2006 and has served in the same position for SoftWave Media Exchange, Inc. since May 2006.
Prior to joining SWMX, Mr. Caci served from 2002 to 2006 as chief financial officer and vice president of finance for Global Consultants, Inc., an information technology consulting and services firm. From 2000 to 2002, Mr. Caci served as chief financial officer and vice president of finance for Viecore,
Inc., an IT services firm. From 1994 to 2000, Mr. Caci was chief financial officer and vice president of finance, treasurer and secretary for Datatec
Systems, Inc., then a publicly traded IT services firm. Prior to joining Datatec
Systems, Inc., Mr. Caci was a manager with Arthur Andersen, LLP where he worked for eight years. Mr. Caci is a registered CPA, and has a B.S., cum laude, from
Montclair State University.

      MICHAEL CAPRIO is executive vice resident and secretary of SWMX as of July
26, 2006 and has served in the same positions for SoftWave Media Exchange, Inc.
since its inception in January 2006. In addition, he served as a director of
SoftWave Media Exchange, Inc. from January 2006 until April 2006. Prior to co-founding SWMX, Mr. Caprio was co-founder and executive vice president of
IMPS. Co-founded by Caprio in September 2003, IMPS commissioned the development of the SWMX Marketplace. From 2002 until September 2003, Mr. Caprio served as media marketing consultant with CBS Radio's new business development team, the
Infinity Promotions Group, New York. From 1998 to 2002, Mr. Caprio served as an account executive at ABC/Disney Radio. Prior to serving at ABC, Mr. Caprio held positions in the marketing department for the New York Football Giants and served in public relations for the New York Knickerbockers. Mr. Caprio holds a
B.A. in political science from Ramapo College.

      GARY LEE is non-executive chairman and director of SWMX as of July 26,
2006. Prior to the Merger, Gary Lee served in the same positions for SoftWave
Media Exchange, Inc. having joined its board of directors in April 2006 and having been elected non-executive chairman in June 2006. Mr. Lee has been chief operating officer of Ogilvy & Mather North America since January 2000 and in the office of the chairman since January 2006. Mr. Lee has also served as Chief
Financial Officer of Y&R Worldwide and taught accounting at the University of
Toronto. He sits on a number of committees of the American Association of
Advertising Agencies.

      RICK BOYKO joined our board of directors on July 26, 2006, having previously served on the board of directors of SoftWave Media Exchange Inc. from
April 2006 until the Merger. Mr. Boyko currently serves as the managing director of the VCU Adcenter, a graduate program in advertising at Virginia Commonwealth
University. Prior to that, Mr. Boyko served as co-president and chief creative officer of Ogilvy & Mather, New York, from 1997 through 2003. In 1998, Mr. Boyko assumed the additional responsibility of chief creative officer of the North
American region. Mr. Boyko joined Ogilvy & Mather Worldwide, Inc. in 1989 and held various executive creative positions.

      JERRY SHERESHEWSKY joined our board of directors on July 26, 2006, having previously served on the board of directors of SoftWave Media Exchange Inc. from
April 2006 until the Merger. Mr. Shereshewsky has served as ambassador plenipotentiary to Madison Avenue for Yahoo! Inc. since 1998. He previously served as senior vice president with Yoyodyne from 1995 to 1998. From 1990 to
1995, Mr. Shereshewsky served as vice president for marketing and special products at Bertelsmann Music Group. Prior to joining Bertelsmann Music Group, he served as a senior vice president with Young & Rubicam from 1969 to 1990. He also sits on the advisory board of the Adcenter at Virginia Commonwealth
University.

      BRUCE L. LEV joined our board of directors on July 26, 2006, having previously served on the board of directors of SoftWave Media Exchange Inc. from
April 2006 until the Merger. Mr. Lev is a managing director of Loeb Partners
Corp., an investment firm in New York, New York. Previously, he served as vice chairman and director of USCO Logistics from 2000 to 2003 and as executive vice president of corporate and legal affairs of Micro Warehouse Inc., a computer products retailer that was then publicly traded, from 1995 to 2000. Mr. Lev sits on the Board of Directors of AirDat, LLC, Flagler Construction Co, LLC,
Pittsfield Plastics Inc, and Ultramercial, LLC, all of which are privately held.

      There are no family relationships among our directors and executive officers.

      AUDIT COMMITTEE

      The members of the audit committee are Messrs. Lev (chairman), Boyko and
Shereshewsky. The board of directors has determined that Mr. Lev is an audit committee financial expert, as such term is defined in Item 407(d)(5) of
Regulation S-B as promulgated pursuant to the Securities Act. Each of the members of the audit committee is independent from SWMX, as independence is defined in Rule 4200(a)(15) of the listing standards of the National Association of Securities Dealers. The audit committee recommends to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

CODE OF ETHICS

      We adopted a Code of Business Conduct and Ethics ("Code of Ethics"), on
July 26, 2006. The Code of Ethics, in accordance with Section 406 of the
Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-B, constitutes our Code of Ethics for senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A copy of the Code of Ethics is included as
Exhibit 14 to this Annual Report on Form 10-KSB and is available at our web-site
(www.swmx.com). A printed copy of the Code of Ethics may also be obtained free of charge by writing to the Corporate Secretary at SWMX, Inc., 1 Bridge Street,
Irvington, New York 10533.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

      The following summary compensation table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our chief executive officer and the two most highly compensated executive officers during the stated periods.

--------------------------------------------------------------------------------
                                                           All Other
Name and principal position (a)      Year     Salary     Compensation    Total
--------------------------------------------------------------------------------
Joshua Wexler
Chief Executive Officer              2006     $300,000     $ 13,750     $313,750
--------------------------------------------------------------------------------
Stavros Aloizos
Chief Technology Officer             2006     $300,000     $ 24,056     $324,056
--------------------------------------------------------------------------------
Michael Caprio
Executove Vice President             2006     $300,000     $ 10,356     $310,356
--------------------------------------------------------------------------------

(a) William Iverson served as the President of Edgemont Resources, Inc. until the merger with SoftWave. Mr. Iverson did not receive any compensation during the year ended December 31, 2006.

EMPLOYMENT AGREEMENTS

      Through our wholly-owned subsidiary, SoftWave, we have employment agreements with Joshua Wexler, our chief executive officer; Stavros Aloizos, our chief technology officer; and Michael Caprio, our executive vice president that are substantially similar and provide for an initial term of three years expiring on January 19, 2009 at annual base salaries of $300,000. In addition, the executives are entitled to participate in any annual bonus plan or equity based incentive programs we maintain. If we terminate the employment of any of these executives for cause (as defined in the employment agreements) or the executive resigns without good reason (as defined in the employment agreements), our obligations are limited generally to paying the executive his base salary only through the termination date. If we terminate the executive's employment without cause or the executive resigns with good reason, we are generally obligated to continue to pay the executive's compensation for the remainder of the term.

      The employment agreement with Bill Figenshu, our chief operating officer, provides for an initial term of two years expiring on January 31, 2008. In addition to his annual salary of $240,000, Mr. Figenshu is entitled to such vacation time, sick leave, perquisites of office, fringe benefits, incentive, retirement, profit-sharing, life, medical, disability and other benefit plans and programs and other terms and conditions of employment as we generally provide to our executives having rank and seniority comparable to the chief operating officer. If we terminate his employment for cause (as defined in such employment agreement), our obligations are limited generally to paying Mr.
Figenshu his base salary only through the termination date. If we terminate Mr.
Figenshu's employment without cause, we are generally obligated to continue to pay Mr. Figenshu's compensation for a period of six months.

      The employment agreement with James Caci, our chief financial officer, provides for an initial term of two years expiring on May 1, 2008. In addition to his annual salary of $240,000, Mr. Caci is entitled to such vacation time, sick leave, perquisites of office, fringe benefits, incentive, retirement, profit-sharing, life, medical, disability and other benefit plans and programs and other terms and conditions of employment as we generally provide to our executives having rank and seniority comparable to the chief financial officer.
If we terminate his employment for cause (as defined in such employment agreement), our obligations are limited generally to paying Mr. Caci his base salary only through the termination date. If we terminate Mr. Caci's employment without cause, we are generally obligated to continue to pay Mr. Caci's compensation for a period of three months.

OPTION GRANTS IN LAST FISCAL YEAR

      We did not grant any stock options to the above mentioned executive officers during the year ended December 31, 2006. Options for the purchase of
2,370,000 shares of common stock were issued by SoftWave to directors and executive officers, of which 895,000 are currently exercisable. We assumed
SoftWave's obligations with respect to all of these options in connection with the Merger.

      During the year ended December 31, 2006, none of our executive officers exercised any stock options.

DIRECTORS' COMPENSATION

Cash Compensation

      Each non-employee member of our board of directors receives $15,000 per year, $1,000 for attending each additional meeting besides our four regularly schedules meetings and $500 for each additional telephonic meeting attended.
Non-employee directors that serve on committees of the board of directors, other than the audit committee, receive an additional $1,500 per year, with the chairperson receiving $2,500 per year. With respect to the audit committee, our non-employee chairperson receives an annual payment of $6,000, and each non-employee audit committee member receives $2,000 per year. Our non-employee board compensation began in the April 2006.

Stock Compensation

      Each non-employee member of our board of directors received a grant upon joining the board of directors of SoftWave of options to purchase 150,000 shares of common stock at an exercise price of $0.50, 75,000 of which vest six months after their grant and the remainder of which vest on the one year anniversary of the grant. In addition, the non-executive chairman of our board of directors received from SoftWave an award of 25,000 shares of common stock and options to purchase 125,000 shares of common stock at an exercise price of $0.50, of which
50,000 vested immediately and 75,000 vest in one year. All of such options were assumed by us in the merger and became exercisable for shares of our common stock.

      The table below depicts our non-employee director compensation, including the value of stock awards as well as option awards. In calculating the value of these awards we used the Black-Scholes valuation model.

-------------------------------------------------------------------------
                         Fees Earned
                          or Paid in     Stock      Option
Name                         Cash        Awards     Awards      Total
-------------------------------------------------------------------------
Rick Boyko (a)             $ 17,250        --      $164,224    $181,474
-------------------------------------------------------------------------
Gary Lee, Chairman (b)     $ 16,500    $ 37,500    $301,074    $355,074
-------------------------------------------------------------------------
Bruce Lev (c)              $ 19,875        --      $164,224    $184,099
-------------------------------------------------------------------------
Jerry Shereshewsky (d)     $ 16,625        --      $164,224    $180,849
-------------------------------------------------------------------------

(a)      Mr. Boyko holds an option to purchase 150,000 shares of common stock at
         $0.50 per share.

(b)      Mr. Lee holds options to purchase 275,000 shares of common stock at
         $0.50 per share. In addition he owns 25,000 shares of common stock.

(c)      Mr. Lev holds an option to purchase 150,000 shares of common stock at
         $0.50 per share.

(d)      Mr. Shereshewsky holds an option to purchase 150,000 shares of common stock at $0.50 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS.

      The following table sets forth certain information known to the Company with respect to the beneficial ownership of SWMX's common stock as of March 28,
2007 by (1) all persons who are beneficial owners of 5% or more of the Company's outsanding common stock, (2) each director, (3) each executive officer and (4)
all directors and executive officers as a group. As of March 28, 2007, SWMX had
205,925,000 shares of common stock outstanding. The information regarding beneficial ownership of the Company's common stock has been presented in accordance with the rules of the SEC. Under these rules, a person may be deemed to beneficially own any shares of the Company's common stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of the the Company's common stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus
(ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from the Company within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

                                           Common Stock Beneficially Owned
                   Name                          Shares        Percentage
----------------------------------------   ----------------- ---------------
5% Stockholders
John I.  Keay, Jr.......................     21,706,825 (1)         10.5%
Charles Omphalius.......................     17,062,824 (2)          8.3

Executive Officers and Directors
Joshua Wexler...........................     34,296,667 (3)         16.7
Stavros Aloizos.........................     35,231,667 (4)         17.1
Bill Figenshu...........................        403,334 (5)          *
James Caci..............................        285,000 (6)          *
Michael Caprio..........................     21,346,824 (7)         10.4
Gary Lee................................        225,000 (8)          *
Rick Boyko..............................        150,000 (9)          *
Bruce L.  Lev...........................        150,000 (10)         *
Jerry Shereshewsky......................        150,000 (11)         *
All  directors and officers as a group
  (10 persons)..........................     92,238,492 (12)        44.5%

-----------------
* Less than 1%.

(1)   Includes (a) 17,866,825 shares owned directly by John I. Keay, Jr., (b)
      1,920,000 shares owned by Keay Family LLC and (c) 1,920,000 shares owned by Suzanne Keay, Mr. Keay's wife. Mr. Keay disclaims beneficial ownership of the shares owned by Suzanne Keay.
(2)   Includes (a) 12,330,824 shares owned directly by Charles Omphalius and (b)
      4,772,000 shares owned by Omphalius Family LLC. Mr. Omphalius is the manager of the Omphalius Family LLC and its sole member.
(3)   Includes (a) 22,080,000 shares owned directly by Joshua Wexler, (b)
      7,000,000 shares owned by Wex Holdings LLC, (c) 5,000,000 shares owned by
      Christine Wexler, Mr. Wexler's wife and (d) 216,667 shares owned by
      Alowex, LLC. Mr. Wexler is the Manager of Wex Holdings LLC and owns 50% of its membership interests. The Alowex, LLC shares represent Mr. Wexler's proportional interest in shares owned by Alowex, LLC. Mr. Wexler disclaims beneficial ownership of the shares owned by Christine Wexler.

(4)   Includes (a) 25,000,000 shares owned directly by Stavros Aloizos, (b)
      15,000 shares owned by Aloizos AAU Fund, LLC, (c) 5,000,000 shares owned by Aloizos Family LLC, (d) 5,000,000 shares owned by Doreen Aloizos, Mr.
      Aloizos' wife and (e) 216,667 shares owned by Alowex, LLC. Mr. Aloizos is the manager of the Aloizos Family LLC and owns 50% of its membership interests. Mr. Aloizos also is the manager and sole member of the Aloizos
      AAU Fund LLC. The Alowex, LLC shares represent Mr. Aloizos's proportional interest in shares owned by Alowex, LLC. Mr. Aloizos disclaims beneficial ownership of the shares owned by Doreen Aloizos.
(5)   Includes (a) 3,334 shares owned by Mr. Figenshu and (b) 400,000 shares of common stock issuable upon exercise of options.
(6)   Consists of 285,000 shares of common stock issuable upon exercise of options.
(7)   Includes (a) 15,586,824 shares owned directly by Michael Caprio and (b)
      5,760,000 shares owned by 84 Limited LLC of which Mr. Caprio is the sole member.
(8)   Consists of (a) 25,000 shares of common stock and (b) 200,000 shares of common stock issuable upon exercise of options held by Mr. Lee.
(9)   Consists of 150,000 shares of common stock issuable upon exercise of options.
(10)  Consists of 150,000 shares of common stock issuable upon exercise of options.
(11)  Consists of 150,000 shares of common stock issuable upon exercise of options.
(12)  Includes 1,335,000 shares of common stock issuable upon exercise of options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE.

      On August 23, 2005, Soft Wave Media, LLC, the predecessor to SoftWave and us, entered into an Agreement of Sale with Alowex, an entity that is wholly-owned by Joshua Wexler and Stavros Aloizos, two of our directors and executive officers, pursuant to which Alowex sold to Soft Wave Media, LLC the software and any intellectual property related to the Remnant Radio platform, which is the predecessor to the SWMX Radio platform in exchange for a promissory note in the original principal amount of $1,242,000. The note provided for interest at a rate of 4% per annum, with monthly payments of principal and interest commencing on September 1, 2005. However, no amounts were paid during
2005, and the note was restructured on January 19, 2006, at which time the original promissory note was exchanged for a new note issued by us to Alowex in the amount of $1.4 million. The new note provided for monthly payments of interest at the rate of 7% per annum commencing March 19, 2006 and monthly principal and interest payments of $33,524 commencing March 19, 2007 until
January 19, 2011 on which date all outstanding principal and accrued interest becomes due and payable. As a result of the closing of our July 2006 private placement, the note became payable as it provided that if we received gross proceeds from the sale of equity securities in any single or a series of related transactions in which the amount raised equaled or exceeded $10.0 million, the entire note, including accrued interest, became due and payable. This note was repaid on July 27, 2006.

      On January 19, 2006, in consideration for services provided to us by
Alowex and Remnant Media, LLC, an entity that is controlled by Michael Caprio,
John I. Keay, Jr. and Charles Omphalius, our executive officer, an employee who owns more than 10% of our common stock and a former employee who owns more than
10% of our common stock, and the contributions that each had made to our growth and development, our software and our website, we agreed to pay each party $1.3 million. These obligations were paid as part of our July 2006 private placement through the conversion of such obligations into 866,668 shares of our common stock.

      During the period ended December 31, 2005, Soft Wave Media, LLC, our predecessor, received consulting services as well as web hosting services for which we paid $650,000 from companies owned by Joshua Wexler and Stavros
Aloizos, our executive officers and directors who each own more than 10% of our common stock.

      On January 19, 2006, we entered into an advisory agreement with Vista
Development, LLC for a term of one year pursuant to which we agreed to pay Vista
Development, LLC a monthly fee of $15,000 plus expenses. Vista Development, LLC and its owner, Robert A. Berman, are stockholders.

      On May 15, 2006, we entered into a line of credit letter agreement with
Soft Wave Funding, LLC pursuant to which it made available to us a line of credit in the amount of $1,500,000. Principal outstanding under this line of credit accrued interest at a rate of 8% per annum. The outstanding balance of
$1.2 million as of July 26, 2006 became payable as a result of the closing of our July 2006 private placement. On July 27, 2006, we repaid the amounts outstanding under this credit facility. The members of Soft Wave Funding, LLC,
Robert A. Berman and Scott A. Kaniewski, are stockholders.

ITEM 13. EXHIBITS.

Exhibit
Number    Description

     2.1* Agreement of Merger and Plan of Reorganization, dated as of July 26,
          2006, by and among the Registrant, SWMX Acquisition, Inc. and SoftWave
          Media Exchange, Inc.

     3.1* Certificate of Incorporation of the Registrant dated July 18, 2006

     3.2* Certificate of Amendment to Certificate of Incorporation of the
          Registrant dated July 24, 2006

     3.3* Certificate of Amendment to Certificate of Incorporation of the
          Registrant dated July 26, 2006

     3.4* Bylaws of the Registrant

    10.1* 2006 Stock Option Plan

    10.2* Form of Option Grant Letter

    10.3* Lock-Up Agreement

    10.4* Form of Registration Rights Agreement dated July 26, 2006 by and among the Registrant and the stockholders party thereto

    10.5* Stockholder and Registration Rights Agreement, dated as of January 19,
          2006, by and among Soft Wave Media, Inc. and the stockholders as of such date

    10.6* Amendment No. 1 to Stockholder and Registration Rights Agreement dated as of April 12, 2006 by and among SoftWave Media Exchange, Inc. and each of its stockholders party thereto

    10.7* Employment Agreement, dated as of January 19, 2006, by and between
          Soft Wave Media, Inc. and Joshua Wexler

    10.8* Employment Agreement, dated as of January 19, 2006, by and between
          Soft Wave Media, Inc. and Stavros Aloizos

    10.9* Employment Agreement, dated as of January 19, 2006, by and between
          Soft Wave Media, Inc. and Charles Omphalius

   10.10* Employment Agreement, dated as of January 19, 2006, by and between
          Soft Wave Media, Inc. and Michael Caprio

   10.11* Employment Agreement, dated as of January 30, 2006, by and between
          Soft Wave Media, Inc. and Bill Figenshu

   10.12* Employment Agreement, dated as of May 1, 2006, by and between SoftWave
          Media Exchange, Inc. and James Caci

   10.13* Advisory Agreement, dated as of January 19, 2006, by and between Vista
          Development, LLC and Soft Wave Media, Inc.

   10.14* Stock Redemption Agreement

  10.15*  Contribution Agreement dated as of January 19, 2006 by and between
          Soft Wave Media, LLC, Soft Wave Media, Inc., Alowex, LLC and Remnant
          Media, LLC.

  10.16   Settlement and Separation Agreement and General Releases by and
          between Charles Omphalius and SoftWave Media Exchange, Inc. dated as of March 26, 2007.

  14*     Code of Business Conduct and Ethics.

  21      Subsidiaries of the Company.

  23      Consent of Independent Registered Public Accounting Firm.

  31.1    Section 302 Certification of Chief Executive Officer.

  31.2    Section 302 Certification of Chief Financial Officer.

  32.1    Section 906 Certification of Chief Executive Officer.

  32.2    Section 906 Certification of Chief Financial Officer.

*  Incorporated by reference to SWMX, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2006.
** Incorporated by reference to SWMX, Inc.'s registration statement on Form
   SB-2, filed with the Securities and Exchange Commission on August 10, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Our principal accountant for the audit of our annual financial statements for our fiscal year ended December 31, 2006, was Amper Politziner & Mattia, P.C.
The following table shows the fees paid or accrued by us to Amper Politziner &
Mattia, P.C. during the year ended December 31, 2006.

    Type of Service        Fiscal 2006
------------------------  --------------
Audit Fees (1)               $99,100
Audit-Related Fees (2)        21,500
Tax Fees                        --
All Other Fees                  --
                          --------------
    Total                   $120,600

      Our principal accountant for the audit of our financial statements for the period from our inception in April 13, 2005, to the Merger, was Morgan &
Company. The following table shows fees paid or accrued by us to Morgan &
Company during the period indicated.

    Type of Service         Fiscal 2005    Fiscal 2006
-------------------------  --------------  -------------
Audit Fees (1)               $6,430           $ --
Audit-Related Fees (2)         --                575
Tax Fees                       --               --
All Other Fees                 --               --
                           --------------  -------------
    Total                    $6,430           $  575

(1)   Comprised of the audit of our annual financial statements and reviews of our quarterly financial statements.

(2)   Comprised of services rendered in connection with our registration statement and consents regarding financial accounting and reporting.

      In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee established policies and procedures under which all audit and non-audit services performed by our principal accountants must be approved in advance by the Audit
Committee. As provided in the Sarbanes-Oxley Act of 2002, all audit and non-audit services to be provided after May 6, 2003 must be pre-approved by the

Audit Committee in accordance with these policies and procedures. Based in part on consideration of the non-audit services provided by Amper Politziner &
Mattia, P.C. during fiscal year 2006, the Audit Committee determined that such non-audit services were compatible with maintaining the independence of Amper
Politziner & Mattia, P.C.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SWMX, INC.

                                         By: /s/ Joshua Wexler
                                             -----------------------------------
                                             Joshua Wexler
                                             Chief Executive Officer
                                             Date: March 29, 2007

      In accordance with the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

         Signature                       Title                              Date
         ---------                       -----                              ----

/s/ Joshua Wexler           Chief Executive Officer,  Treasurer and      March 29, 2007
------------------------    Director (Principal Executive Officer)
Joshua Wexler

/s/ James Caci              Chief Financial Officer (Principal           March 29, 2007
------------------------    Financial and Accounting Officer)
James Caci

/s/ Stavros Aloizos
------------------------    Chief Technology Officer and Director        March 29, 2007
Stavros Aloizos

/s/ Gary Lee
------------------------    Non-Executive Chairman and Director          March 29, 2007
Gary Lee

/s/ Rick Boyko
------------------------    Director                                     March 29, 2007
Rick Boyko

/s/ Bruce L. Lev
------------------------    Director                                     March 29, 2007
Bruce L. Lev

/s/ Jerry Shereshewsky
------------------------    Director                                     March 29, 2007
Jerry Shereshewsky

