Form 10QSB
period 2007-03-31
SWMX, INC.
filed 2007-05-15
CIK 1333693

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X|   QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE OF
      1934

                  For the quarterly period ended March 31, 2007

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________________ to __________________

                       Commission file number: 333-130586

                                   SWMX, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Delaware                                20-5296949
------------------------------------------  ------------------------------------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or Organization)

                     1 Bridge St., Irvington, New York 10533
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (914) 406-8400
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
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

      As of April 30, 2007, there were 205,925,000 shares of the issuer's common equity outstanding.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                              TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I    FINANCIAL INFORMATION

   Item 1 Financial Statements (Unaudited).................................   2

          Condensed  Consolidated Balance Sheets - March 31, 2007
          and December 31, 2006

          Condensed Consolidated Statements of Operations for the
          three months ended March 31, 2007 and 2006

          Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 2007 and 2006

          Condensed   Consolidated   Statements   of  Changes  in
          Stockholders'  Equity for the three  months ended March
          31, 2007

          Notes to  Unaudited  Condensed  Consolidated  Financial
          Statements

   Item 2 Management's Discussion and Analysis or Plan of Operation .......   15

   Item 3 Controls and Procedures..........................................   19

Part II   OTHER INFORMATION

   Item 1 Legal Proceedings................................................   20

   Item 6 Exhibits.........................................................   21

                                        i

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS.

                                   SWMX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31, 2007   December 31,
                                                     (Unaudited)        2006
                                                    ------------    ------------
                            ASSETS

CURRENT ASSETS

Cash and cash equivalents                           $  1,881,313    $  2,619,713
Restricted cash                                           70,000          70,000
Accounts receivable, net                               4,869,641       3,099,378
Prepaid expense and other current assets                 265,538         284,040
Note receivable related party                               --           169,941
                                                    ------------    ------------

TOTAL CURRENT ASSETS                                   7,086,492       6,243,072

Property and equipment, net                            3,469,725       3,152,749
Deferred financing costs                                 635,899            --
Security deposit                                         151,893         151,893
                                                    ------------    ------------

TOTAL ASSETS                                        $ 11,344,009    $  9,547,714
                                                    ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                    $  5,195,362    $  3,924,798
Accrued expenses                                         943,344         532,890
Current portion of long-term debt                        450,000            --
Customer advances                                        173,237       1,439,855
Deferred revenue                                         198,776         214,407
Obligation under capital lease                           482,460         593,740
                                                    ------------    ------------

TOTAL CURRENT LIABILITIES                              7,443,179       6,705,690
                                                    ------------    ------------

LONG TERM LIABILITIES
Long-term debt                                         2,550,000            --
Non-current capital lease obligation                     502,886         437,700
Other long term liabilities                              124,000         193,000
                                                    ------------    ------------

TOTAL LONG TERM LIABILITIES                            3,176,886         630,700
                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common Stock, 205,925,000 and 160,000,000
  shares, respectively, at a par value of
  $.01 per share (see note 1)                          2,059,250       2,059,250
Additional paid in capital                            12,870,795      12,317,962
Accumulated deficit                                  (14,206,101)    (12,165,888)
                                                    ------------    ------------

TOTAL STOCKHOLDERS' EQUITY                               723,944       2,211,324
                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 11,344,009    $  9,547,714
                                                    ============    ============

                See notes to unaudited financial statements

                                   SWMX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three           Three
                                                     months          months
                                                  ended March      ended March
                                                    31, 2007        31, 2006
                                                 -------------    -------------
Net Revenues                                     $   1,294,225    $     208,755

Costs and expenses:

   Cost of revenues                                    612,650          162,363
   Selling, general and administrative expenses      2,696,048          784,816
                                                 -------------    -------------
Total costs and expenses                             3,308,698          947,179
                                                 -------------    -------------

Operating loss                                      (2,014,473)        (738,424)

Interest expense, net of interest income of
  $15,015 and $4,969                                    25,740          205,792
                                                 -------------    -------------

Net loss                                         $  (2,040,213)   $    (944,216)
                                                 =============    =============

Net loss per common share - basic and diluted    $       (0.01)   $       (0.00)

Weighted average number of shares outstanding
  - basic and diluted                              205,925,000      191,555,556

                  See notes to unaudited financial statements

                                      SWMX, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                         Three months   Three months
                                                          ended March    ended March
                                                            31, 2007       31, 2006
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net  loss                                               $(2,040,213)   $  (944,216)
  Adjustments to reconcile net loss to net cash
  used in operating activities:

  Depreciation and amortization                               311,141        101,364
  Amortization of deferred financing costs                      2,166           --
  Stock-based compensation                                    294,833          3,000
  Changes in operating assets and liabilities:
  Accounts receivable                                      (1,770,262)      (612,691)
  Prepaid expenses and other current assets                    18,502           --
  Accounts payable                                          1,270,564        384,035
  Accrued expenses                                          (940,794)       190,000
  Due to related parties                                         --         (262,461)
                                                          -----------    -----------
    Net Cash Used in Provided by Operating Activities      (2,854,063)    (1,140,969)
                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                         (370,933)      (147,817)
  Repayment of note receivable from related party             169,941           --
                                                          -----------    -----------
    Net Cash used in Investing Activities                    (200,992)      (147,817)
                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, net of expenses                      --        1,779,000
  Increase in notes payable to related parties                   --          206,889
  Repayment of capital lease obligations                     (303,280)          --
  Borrowings under credit facility                          3,000,000           --
  Deferred financing costs                                   (380,065)          --
                                                          -----------    -----------
    Net Cash Provided by Financing Activities               2,316,655      1,985,889
                                                          -----------    -----------

Net increase (decrease) in cash                              (738,400)       697,105

Cash at beginning of period                                 2,619,713         79,820
                                                          -----------    -----------
Cash at end of period                                     $ 1,881,313    $   776,925
                                                          ===========    ===========

            SUPPLEMENTAL INFORMATION
Cash interest paid                                        $    44,001    $    16,333

Non-cash transactions -

In January 2006 the Company issued common stock of $200,000 for cash received in the prior  period  which was  reflected  as a liability in the December 31, 2005 balance sheet.

In February 2007 the Company  entered into a capital  lease,  acquiring  certain computer equipment at a cost of approximately $257,000.

In  connection  with the debt  financing  entered  into on March 23,  2007,  the
Company  issued a warrant to purchase  shares of common  stock (see Note 7), the fair value of the warrant of $258,000  has been  included as deferred  financing costs and will be  amortized  to  interest  expense  over the life of the credit facility.

                     See notes to unaudited financial statements

                                          4

                                                     SWMX, INC.
                        CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                     FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                                    (UNAUDITED)

                                            Common Stock              Additional
                                      ---------------------------       Paid-in      Accumulated
                                        Shares           Amount         Capital        Deficit             Total
                                      -----------    ------------    ------------    ------------     ------------
Balance, January 1, 2007              205,925,000    $  2,059,250    $ 12,317,962    $(12,165,888)    $  2,211,324

Stock-based compensation expense                                          294,833                          294,833
Issuance of warrants                                                      258,000                          258,000

Net loss                                                                               (2,040,213)      (2,040,213)
                                      -----------    ------------    ------------    ------------     ------------
Balance, March 31, 2007               205,925,000    $  2,059,250    $ 12,870,795    $(14,206,101)    $    723,944
                                      ===========    ============    ============    ============     ============

                                    See notes to unaudited financial statements

                                                         5

                                   SWMX, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE -1-    SUMMARY OF BUSINESS AND BASIS FOR PRESENTATION

      BUSINESS DESCRIPTION

      SWMX, Inc.  ("SWMX" or the "Company")  operates the SWMX  Marketplace,  an electronic  open  marketplace  for  the  purchase,  sale,  management  and distribution  of  advertising  media  time.  The  Company  operates in one segment.

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
      That is, the transaction is the equivalent to the issuance of stock by the private  company  for  the  net  monetary  assets  of the  shell  company, accompanied by a recapitalization.  Accordingly, the outstanding shares of
      SoftWave  Media  Exchange,  Inc. were  restated in the balance  sheets and statement of changes in  stockholders'  equity (deficit) to give effect to the merger.  Pursuant to the merger  agreement  the common stock  exchange ratio was one to one. The restated  shares were used in the computation of loss per share.  The merger  resulted in  SoftWave  Media  Exchange,  Inc.
      issuing 1,900,000 shares of common stock to Edgemont  Resources,  Inc. for net assets of no value and the payment of $400,000 to the  shareholders of
      Edgemont  Resources,  Inc.  which was  included  in  Selling,  General and
      Administrative expenses in the third quarter of 2006.

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
      As such the assets and liabilities of SoftWave Media Exchange, Inc., as of the  contribution  date,  were  reflected  at the  carryover  basis of the
      Predecessor.

                                   SWMX, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      LIQUIDITY

      The Company has incurred  substantial  losses from inception through March
      31, 2007, which raise substantial doubt about its ability to continue as a going concern. Such losses resulted from the Company's lack of significant revenue and costs incurred in the establishment of its infrastructure. The
      Company  expects to continue to incur  significant  operating  expenses in order to execute its current  business  plan.  In March 2007,  the Company entered  into a credit  facility  (see  note 7) and  believes  that it has access to sources  of  working  capital  that are  sufficient  to fund its operations for the year ending December 31, 2007, however, there can be no assurances  that  sufficient  funds will be  available.  The Company  also
      believes  that  additional  capital   requirements   associated  with  its
      development can be met by raising debt or equity when needed, though there can be no  assurances  that the  Company  will be able to  raise  any such capital or upon what terms. The accompanying  financial  statements do not include any adjustments that might result from this uncertainty.

NOTE -2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      UNAUDITED INTERIM FINANCIAL INFORMATION

      The  accompanying  condensed  consolidated  balance  sheet as of March 31,
      2007,  the condensed  consolidated  statements of operations for the three months  ended  March 31,  2007 and 2006,  and the  condensed  consolidated statements  of cash flows for the three  months  ended  March 31, 2007 and
      2006 and the condensed  consolidated statement of changes in stockholders'
      equity for the three  months  ended  March 31, 2007 are  unaudited.  These unaudited  interim  financial  statements have been prepared in accordance with  accounting  principles  generally  accepted in the United  States of
      America.  In the opinion of management,  the unaudited  interim  financial statements  include all adjustments of a normal recurring nature necessary for the fair presentation of our financial  position as of March 31, 2007, our results of  operations  for the three  months ended March 31, 2007 and
      2006 and our cash  flows for the three  months  ended  March 31,  2007 and
      2006.  The results of operations for the three months ended March 31, 2007 are not necessarily  indicative of the results to be expected for the year ending December 31, 2007.

      These unaudited interim financial statements should be read in conjunction with the December 31, 2006 audited  financial  statements  and the related notes.

      USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

      The  preparation  of financial  statements in conformity  with  accounting principles  generally  accepted in the United  States of America  requires management  to make  estimates  and  assumptions  that affect the reported amounts of assets and liabilities and disclosure of contingent  assets and liabilities  at the  date of the  financial  statements  and the  reported amounts  of  revenues  and  expenses  during  the  reporting  period.  The
      Company's  most   significant   estimates  and  assumptions  made  in  the
      preparation  of the financial  statements  relate to revenue  recognition, allowance for doubtful accounts and capitalized  software.  Actual results could differ from those estimates.

      CASH AND CASH EQUIVALENTS

      The Company  considers all highly  liquid  investments  purchased  with an original maturity of three months or less to be cash equivalents. Cash and cash  equivalents,  which primarily  consist of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value.

                                   SWMX, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      RESTRICTED CASH

      The  Company's  restricted  cash  balance of $70,000 at March 31, 2007 and
      December  31, 2006  consists of a  certificate  of deposit  that serves as collateral for the Company's merchant credit card account. The term of the certificate of deposit is one year and expires on August 9, 2007.

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

      In certain  instances  the Company  requests its  customers to pay for the services  rendered  by  the  Company  in  advance  of the  services  being provided. These customer advances received prior to year or period end for which the services  were not  provided  until after year or period end are classified as customer advances in the accompanying balance sheet.

      DEFERRED FINANCING COSTS

      The Company  capitalizes  costs incurred in connection  with borrowings or establishment  of  credit  facilities.  These  costs are  amortized  as an adjustment  to interest  expense over the life of the borrowing or life of the credit facility.

      CAPITALIZED SOFTWARE

      In accordance with Statement of Position 98-1, Accounting for the Costs of
      Computer  Software  Developed or Obtained  for Internal Use ("SOP  98-1"),
      certain direct development costs associated with internal-use software are capitalized.  These costs  include  external  direct  costs of service and payroll costs for employees devoting time to software projects principally related to software coding,  designing system  interfaces and installation and testing of the software.  These costs are recorded as fixed assets and are amortized  over a period not to exceed three years  beginning when the
      asset  is   substantially   ready  for  use.  Costs  incurred  during  the
      preliminary  project stage,  as well as maintenance and training costs are expensed as incurred.  For the three months ended March 31, 2007 and 2006, the  Company  capitalized  $184,000  and $0,  respectively,  based  on the criteria of SOP 98-1.

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

      Capitalized software                                    3 years
      Computer equipment                                      3 years
      Furniture and fixtures                                  3 years
      Leasehold improvements                 Shorter of 5 years or life of lease

                                   SWMX, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
      the  agreement,  December  2007,  the milestones in the agreement have not been met,  the  unearned  portion of the  $225,000  is to be repaid to the customer.  The unearned  amount  under this  agreement  is  classified  as deferred revenue in the  accompanying  balance sheets and was $198,776 and
      $214,407 at March 31, 2007 and December 31, 2006, respectively.

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

      For the three months ended March 31, 2007 and 2006,  approximately 47% and
      73%  of  the  Company's  revenues  came  from  three  and  two  customers, respectively.  These three customers  accounted for 22% and 8% of accounts receivable as of March 31, 2007 and December 31, 2006, respectively.

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

      In July 2006,  the FASB issued  Financial  Interpretation  No. 48 (FIN 48)
      ("Accounting  for Uncertainty in Income Taxes, as  Interpretation  of FASB
      Statement No. 109").  This  Interpretation  clarifies the  accounting  for uncertainty  in  income  taxes  recognized  in an  enterprise's  financial statements in accordance  with FASB  Statement  No. 109,  "Accounting  for
      Income Taxes".  FIN 48 prescribes a recognition and measurement  threshold attributable for the financial statement  recognition and measurement of a tax  position  taken or expected to be taken in a tax return.  FIN 48 also provides guidance on recognition,  classification, interest and penalties, accounting  in interim  periods,  disclosures  and  transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 had no material impact on the Company's financial statements.

                                   SWMX, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

      SFAS  123(R)  establishes  fair  value  as the  measurement  objective  in accounting for share based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for generally all share based payment  transactions with employees.  The Company adopted
      SFAS No.  123(R) in connection  with its issuance of stock options  during the three months ended March 31, 2006.  During the year ended December 31,
      2006, the Company issued  options to purchase  2,370,000  shares of common stock at various  exercise  prices.  No options  have been  granted in the quarter ended March 31, 2007.  In accordance  with SFAS 123(R) the Company recorded  an expense  relating  to the  options  granted of  approximately
      $295,000  and $3,000 for the three  months  ended March 31, 2007 and 2006, respectively,  included in selling, general and administrative expenses in the accompanying statement of operations.

      The following  tables  summarize  information  about the  Company's  stock options outstanding at March 31, 2007:

                            Options Outstanding                                    Options Exercisable
      ------------------------------------------------------------------    ---------------------------------
                           Number          Weighted          Weighted           Number           Weighted
         Range of        Outstanding       Average            Average       Exercisable as        Average
      Exercise Prices    at 3/31/07     Remaining Life    Exercise Price      of 3/31/07      Exercise Price
      ---------------    -----------    --------------    --------------    --------------    --------------
         $0.05              600,000          3.83              $0.05           400,000             $0.05
         $0.50              725,000          4.06              $0.50           650,000             $0.50
         $1.00            1,010,000          6.09              $1.00           460,000             $1.00
         $1.50               35,000          4.09              $1.50            35,000             $1.50

                                                                               Weighted
                                                                  Weighted     Average
                                                                   Average    Remaining     Aggregate
                                                                  Exercise   Contractual    Intrinsic
                                                       Shares      Price        Term          Value
                                                     ---------    --------   -----------    -----------
      Stock options outstanding at March 31, 2007    2,370,000    $   0.61    4.87 years    $ 560,000

      Stock options exercisable at March 31, 2007    1,545,000    $   0.56    4.83 years    $ 456,000

      On July 26, 2006, the Company's Board of Directors  adopted the 2006 Stock
      Option Plan (the "Plan"). 630,000 shares of the Company's common stock has been reserved for issuance  under the Plan. As of March 31, 2007, no stock options have been granted under this Plan.

                                   SWMX, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

      In February 2007, the Financial Accounting Standards Board ("FASB") issued
      Statements of Financial  Accounting  Standard  ("SFAS") No. 159, "The Fair
      Value Option for Financial  Assets and Financial  Liabilities -- Including
      an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits all entities  the option to measure  many  financial  instruments  and certain other items at fair value.  If a company  elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent  reporting date. SFAS 159 is effective for fiscal years  beginning  after  November 15,  2007,  which for the Company is our fiscal year beginning July 1, 2007. We are currently  determining  whether fair value  accounting is  appropriate  for any of our eligible  items and cannot  estimate  the  impact,  if any,  which  SFAS  159 may  have on our consolidated financial statements.

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

      All stock options have been excluded from the  computation of earnings per share due to their  anti-dilutive  effect. The number of such shares would have been  approximately  1,498,000  and 570,000 for the three month ended
      March 31, 2007 and 2006, respectively.

NOTE -4-    ACCOUNTS RECEIVABLE, NET

       The Company's Accounts receivable, net consists of the following:

                                          March 31, 2007   December 31, 2006
                                          --------------   -----------------
      Billed accounts receivable           $ 4,521,452        $ 3,448,290
      Unbilled accounts receivable           1,990,189          1,293,088
                                           -----------        -----------
                                             6,511,641          4,741,378

      Less: Allowance for doubtful
      accounts                              (1,642,000)        (1,642,000)
                                           -----------        -----------
      Accounts receivable, net             $ 4,869,641        $ 3,099,378

                                   SWMX, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE -5-    PROPERTY AND EQUIPMENT

      Property and equipment consists of:

                                            March 31, 2007   December 31, 2006
                                           ----------------  -----------------
      Capitalized software                   $ 1,576,666       $ 1,327,449
      Computer equipment                       2,350,701         2,017,591
      Furniture and fixtures                      91,537            91,537
      Leasehold improvements                     454,582           408,792
                                             -----------       -----------
                                               4,473,486         3,845,369
      Less: Accumulated depreciation
       and amortization                       (1,003,761)         (692,620)
                                             -----------       -----------
      Property and equipment, net            $ 3,469,725       $ 3,152,749
                                             ===========       ===========

      Depreciation  and  amortization  expense was  approximately  $311,141  and
      $101,364  for the  three  month  period  ended  March  31,  2007 and 2006, respectively.

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

      On January 19, 2006,  SoftWave Media Exchange,  Inc. canceled the Original
      Alowex  Promissory  Note and issued to Alowex a new promissory note in the amount of $1.4 million ("Alowex,  LLC Promissory  Note").  The Alowex, LLC
      Promissory  Note provides for monthly  payments of interest at the rate of
      7% per annum  commencing  February  19,  2006 and  monthly  principal  and interest  payments of $33,524  commencing  February 19, 2007 until January
      19, 2011 on which date all  outstanding  principal  and  accrued  interest shall  be due  and  payable.  This  agreement  is  subject  to a  security agreement  consisting of substantially  all assets of the Company.  In the event the Company receives  proceeds from the sale of equity securities in any single or a series of related  transactions in which the amount raised equals  or  exceeds  $10  million,  the  entire  note,  including  accrued interest, is due and payable. In connection with entering into the Alowex,
      LLC Promissory Note and canceling the Original Alowex Promissory Note, the
      Company  wrote  off the  remaining  debt  discount,  the  Original  Alowex
      Promissory Note and the accrued interest payable  resulting in an interest
      expense  charge  of  approximately   $195,000  in  2006  related  to  this
      transaction

      In connection with the private placement transaction that was completed on
      July 26, 2006 (see note 10),  this  liability,  $1,400,000,  was repaid in full.

                                   SWMX, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE -7-    CREDIT FACILITY

      In March 2007, the Company  entered into a credit  facility with BlueCrest
      Capital  Finance,  L.P. The credit facility  consists of a $3 million term loan ("Term Loan") and a $6 million revolving loan ("Revolving Loan"). The
      Term Loan bears  interest at the sum of (i) 600 basis points plus (ii) the greater of (a) 4.84% or (b) the yield on Three-Year U.S. Treasury Notes on the date of such loan. The Term Loan shall be repaid in forty (40) monthly scheduled  installments  as follows:  (i) commencing on the first business day of first  month  after the date of the Term Loan,  three (3) months of interest only (paid in arrears); (ii) commencing on the first business day of the fourth  month  after the date of the Term Loan,  twelve  (12) equal monthly  payments,  each  consisting of 1.6667% of the original  principal amount of the Term Loan,  plus interest  thereon  (paid in arrears);  then
      (iii)  commencing on the first  business day of the sixteenth  month after the date of the Term Loan, twenty four (24) equal monthly  payments,  each consisting  of 3.3333% of the  original  principal  amount of the relevant
      Loan,  plus interest  thereon  (paid in arrears);  and finally (iv) on the first  business day of the fortieth month after the date of the Term Loan,
      $150,000.  The Revolving Loan has a term of two years.  Each advance under the  Revolving  Loan shall bear interest at a rate equal to the Prime Rate plus 1.65% per annum.  The Revolving Loan provides for advances based on a formula of 80% of eligible  receivables,  as defined.  In connection  with this  transaction  the Company  incurred  financing fees of  approximately
      $380,000.  In addition,  the Company issued a warrant to purchase  850,340 shares of common stock at $.88 per share,  the average  trading  price for the five days  prior to  closing,  subject to  adjustment  based on future equity offerings.  The warrant expires in 2010, with the fair value of the warrant,  $258,000,  included  in  deferred  financing  fees  as  well  as additional paid-in-capital, and being charged to interest expense over the life of the credit facility.

      As of March 31, 2007 the Company had  borrowings of  $3,000,000  under the
      Term Loan and had no borrowings outstanding under the Revolving Loan.

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

NOTE -9-    COMMITMENTS AND CONTINGENCIES

      At March 31, 2007, future minimum payments under non-cancelable  operating leases and  capital  leases  are as  follows  over the next five years and thereafter:

               Year        Operating Leases      Capitalized Leases
                           ----------------------------------------
               2007              $ 467,000               $ 421,000
               2008                643,000                 561,000
               2009                667,000                  99,000
               2010                692,000                  16,000
               2011                353,000                      --
               Thereafter               --                      --
                           ----------------------------------------
                                $2,822,000              $1,097,000
                           ========================================

                                   SWMX, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Less: Amount representing interest (at a rate of 10.45%)    (112,000)
                                                                    ---------
         Present value of net minimum lease payments                $ 985,000
                                                                    =========

      In August 2006, the Company terminated the employment of one its officers.
      This former officer commenced an arbitration proceeding,  alleging that he is due  compensation  and  benefits  in  connection  with his  termination pursuant to his employment agreement with the Company. Despite the Company believing  it has  meritorious  defenses in such  proceeding  it agreed to settle this matter in March 2007. In the  settlement the Company agreed to pay this former  officer  $500,000,  with  $75,000  paid in March 2007 and
      $25,000 to be paid each month thereafter  through August 2008. The present value of the  amount  due  within  one year has been  included  in accrued expenses with the amount due beyond one year  reflected as other long term liabilities in the accompanying balance sheet.

NOTE -10-   STOCKHOLDERS' EQUITY

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

NOTE -11-   INCOME TAXES

      The Company has no  provision  for income taxes for any period as a result of its operating losses.  Deferred income taxes reflect the net effects of
      temporary   differences   between  the  carrying  amounts  of  assets  and
      liabilities  for  financial  reporting  purposes  and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities for the period ended March 31, 2007 are as follows:

      Deferred tax asset:
        Current:
          Allowance for doubtful accounts            $   654,830
        Long-term:
          Stock based compensation                       485,273
          Net operating loss carryforward              3,268,600
                                                     -----------
      Total deferred tax asset                         4,408,703

      Deferred tax liability:
        Long-term:
          Depreciation                                   (47,856)

                                                     -----------
      Net deferred tax asset                           4,360,847
      Valuation allowance                             (4,360,847)
                                                     -----------
      Net deferred tax asset                         $      --
                                                     ===========

                                   SWMX, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      As of March 31, 2007, the Company has approximately  $8,196,000 of federal
      net  operating   loss   carryforwards,   expiring  in  2021.   These  loss
      carryforwards  are subject to annual  limitations  under Internal  Revenue
      Code  Section  382 and some may be  subject to  further  limitations.  The
      Company has recognized a full  valuation  allowance  against  deferred tax assets as, at this point in the Company's history,  it is more likely than not that  sufficient  taxable  income  will not be  generated  during  the carryforward  period available under tax law to utilize these deferred tax assets.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This  Quarterly  Report on Form  10-QSB  contains  statements  which  constitute forward-looking  statements  within the meaning of Section 27A of the Securities
Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934,
as amended.  The following  discussion  may contain  forward-looking  statements regarding  us, our business,  prospects  and our results of operations  that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual  business,  prospects and results of operations to differ
materially   from  those  that  may  be  anticipated  by  such   forward-looking
statements.  Factors that could cause or contribute to such differences include, but are not limited to,  those  described in the "Risk  Factors"  section of our
Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 27, 2006.  Readers are  cautioned  not to place undue  reliance on these forward-looking  statements,  which speak only as of the date of this report. We undertake no  obligation  to revise any  forward-looking  statements in order to reflect events or circumstances that may subsequently  arise.  Readers are urged to  carefully  review and consider  the various  disclosures  made by us in this report  and  in our  other  reports  filed  with  the  Securities  and  Exchange
Commission  that advise  interested  parties of the risks and  factors  that may affect our business.  This  discussion  should be read in  conjunction  with the audited financial statements of SWMX, Inc. for the year ended December 31, 2006.

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

The merger of a private operating company,  SoftWave Media Exchange, Inc. into a non-operating public shell corporation,  Edgemont Resources,  Inc., with nominal assets or liabilities  resulted in the  shareholders of SoftWave Media Exchange,
Inc.  having  actual   operating   control  of  the  merged  company  after  the
transaction.  The  transaction  is  considered  to be a capital  transaction  in substance,  rather than a business combination.  That is, the transaction is the equivalent to the issuance of stock by the private  company for the net monetary assets of the shell company, accompanied by a recapitalization. Accordingly, the outstanding  shares of SoftWave  Media  Exchange,  Inc. were restated in balance sheets and statement of changes in stockholders' equity (deficit) to give effect to the merger.  Pursuant to the merger agreement the common stock exchange ratio was one to one. The  restated  shares were used in the  computation  of loss per share.

On January 19, 2006,  SoftWave Media Exchange,  Inc. entered into a contribution agreement with Soft Wave Media, LLC and its members,  Alowex, LLC ("Alowex") and
Remnant Media, LLC, whereby Soft Wave Media, LLC (the "Predecessor") contributed all of its assets and all of its  liabilities to SoftWave Media  Exchange,  Inc.
These assets included but were not limited to software,  intellectual  property, domain  name and  website  content.  This  transaction  effectively  merged  the
Predecessor into SoftWave Media Exchange,  Inc. and did not result in any change in ownership or control.  As such the assets and  liabilities  of SoftWave Media
Exchange,  Inc., as of the  contribution  date,  were reflected at the carryover basis of the Predecessor.

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

Since inception,  we have considered that the ability to achieve rapid growth in the number of entities that participate in our marketplace and to quickly expand the  marketplace  to include  additional  segments  of the media  market will be essential to our long run competitiveness and success.  This policy has dictated that the  support  systems  that  have  been  designed  for the  marketplace  be sufficiently  robust to  accommodate  large,  rapid  increases  in volume and be inherently  scalable so that the  marketplace  can be  expanded  to  incorporate additional  market  segments  without the need for  fundamental  redesign of our underlying systems.  Consequently,  the level of expenses has been high relative to revenues and significant losses have been incurred through March 31, 2007.

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

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Based on experience  and judgment,  we establish an allowance for  uncollectible accounts.  Our judgment  includes  evaluating the willingness and the ability of the  customer  to satisfy his  obligation  to us.  Although we believe  that our reserves are adequate, if the financial condition of our customers deteriorates, resulting  in  an  impairment  of  their  ability  to  make  payments,  or if we underestimate the allowance  required,  additional  allowances may be necessary, which will result in increased selling,  general and administrative  expenses in the period such  determination  is made.  As noted above our revenue is recorded net yet our  receivables  reflect  the  gross  amount  of the  transaction  thus exposing us to credit risk greater than our net revenue.

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
However,  for some  entities,  the  application  of this  Statement  will change current  practice.  This Statement is effective for financial  statements issued for fiscal years  beginning  after November 15, 2007, and interim periods within those fiscal years. We do not expect there to be any impact of this Statement on our financial statements.

In February  2007, the Financial  Accounting  Standards  Board  ("FASB")  issued
Statements of Financial  Accounting  Standard  ("SFAS") No. 159, "The Fair Value
Option for Financial Assets and Financial  Liabilities -- Including an Amendment
of FASB  Statement  No. 115" ("SFAS  159").  SFAS 159 permits all  entities  the option to measure many  financial  instruments  and certain  other items at fair value.  If a company elects the fair value option for an eligible item,  then it will  report  unrealized  gains  and  losses on those  items at each  subsequent reporting  date. SFAS 159 is effective for fiscal years beginning after November
15, 2007,  which for the Company is our fiscal year  beginning  July 1, 2007. We are currently  determining  whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, which SFAS 159 may have on our consolidated financial statements.

RESULTS OF OPERATIONS

The following  table sets forth selected  consolidated  statements of operations data for each of the periods indicated:

                                 Three months     Three months   Three months
                                     ended           ended          ended
                               March 31, 2007   March 31, 2006  December 31, 2006
                               --------------   --------------  -----------------
Net revenues                     $ 1,294,225     $   208,755     $   999,884

Costs and expenses:
  Cost of revenues                   612,650         162,363         505,780
  Selling, general and
  administrative                   2,696,048         784,816       3,008,076
                                 -----------     -----------     -----------
Total costs and expenses           3,308,698         947,179       3,513,856
                                 -----------     -----------     -----------
Operating loss                    (2,014,473)       (738,424)     (2,513,972)

Interest expense, net                 25,740         205,792          (6,090)
                                 -----------     -----------     -----------
Net Loss                         $(2,040,213)    $  (944,216)    $(2,507,882)
                                 ===========     ===========     ===========

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

Our  transaction  volume for the three months ended March 31, 2007 and 2006, was
$8,337,000 and $997,000 respectively,  and $7,041,000 for the three months ended
December  31,  2006.  Our net revenues for the three months ended March 31, 2007 and 2006 was $1,294,000 and $209,000,  respectively,  and $994,000 for the three months ended December 31, 2006. Our increase in both transaction  volume as well as net revenues,  is attributable to several factors,  including access to media owner inventory as well advertiser and advertising agency participation.  At the end of  March  2006 we had 560  radio  stations  providing  us  access  to their inventory.  By the end of March 2007,  our radio station count grew to 1,800 and we also had  access to local  spot cable  inventory  as well as local  broadcast television inventory.  Our advertiser base also grew during this same period. By the end of March 2006 we had 23 customers and no  advertising  agencies  working with us.  At March  31,  2007,  this  number  had  grown to over 249  customers, including 48 advertising  agencies.  Despite the growth in our advertiser  base, our net revenues are still  concentrated with several  customers.  For the three months ended March 31,  2007,  approximately  47% of our net revenues  came from three customers, each contributing in excess of 10% of net revenues.

Through May 2006, our  marketplace  only  facilitated  the buying and selling of radio spots purchased within seven days of airing,  referred to as remnant buys.
Since May 1, 2006 we have also  facilitated  the buying and selling of scheduled spots,  referred to as flighted  buys. For the three months ended March 31, 2007 approximately 85% of our net revenues came from flighted buys compared to 0% for the same period prior year.

COST OF REVENUES. Our cost of revenues for the three months ended March 31, 2007 and 2006 were  $613,000 and $162,000,  respectively,  and $506,000 for the three months  ended  December  31,  2006.  Cost of revenues  consists of the  expenses
associated   with  the  operation  of  the  Company's  data  centers   including
depreciation,  labor and bandwidth costs. Cost of revenues also include expenses related to the amortization of capitalized software development costs,  acquired technologies  as well as other software  development  costs that are expensed in accordance with SOP 98-1.

SELLING,   GENERAL  AND  ADMINISTRATIVE   EXPENSES.  Our  selling,  general  and
administrative  expenses for the three months ended March 31, 2007 and 2006 were
$2,696,000 and $785,000, respectively, and $3,008,000 for the three months ended
December 31, 2006.  Our selling,  general and  administrative  expenses have and will continue to grow as we execute our business plan,  including increasing our employee  base from 49 employees at the  beginning of the year to 65 as of March
31, 2007, to support our revenue  growth.  Our  personnel  related costs for the three months ended March 31, 2007 and 2006,  accounted for approximately 49% and
58%, respectively,  of our total selling,  general and administrative  expenses, and 34 % for the three months ended December 31, 2006.

Included in selling,  general and  administrative  expenses for the three months ended March 31, 2007 and 2006 was stock based compensation  expense, of $295,000 and $3,000,  respectively,  and $280,000 for the three months ended December 31,
2006.  In addition,  we recognized no bad debt expense for the three month ended
March 31, 2007 and 2006,  respectively,  and $360,000 for the three months ended
December 31, 2006.  Selling,  general and  administrative  expense for the three months ended December 31, 2006 also included a $487,000 charge, representing the present value of the settlement of a dispute with a former officer.

INTEREST  EXPENSE,  NET.  Our interest  expense,  net for the three months ended
March  31,  2007 and 2006,  was  $26,000  and  $206,000,  respectively,  and net interest income of $6,000 for the three months ended December 31, 2006. Included in  interest  expense  for the three  months  ended  March 31,  2007 is interest related to the capital leases the Company  entered into in December 2006 as well the first  quarter of 2007.  Included in interest  expense for the three  months ended March 31, 2006 was the write-off of  unamortized  debt  discount  costs of
$195,000.

INCOME TAXES. We have incurred losses since inception,  and such losses create a deferred tax asset.  We have  approximately  $8,196,000  of net  operating  loss carryforwards.  In  addition  to the  deferred  tax asset  generated  by our net operating  losses,  we have  additional  deferred  tax  assets  relating  to the differences between the carrying amounts of assets and liabilities for financial reporting  purposes  and the  amounts  used for income tax  purposes.  Our gross deferred tax asset as of December 31, 2006 was approximately $4,361,000. We have established  a valuation  reserve equal to the full value of this asset as it is more likely than not that this benefit will not be realized.

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

                                                        Three Months
                                                       Ended March 31,    Three Months Ended    Three Months Ended
                                                            2007            March 31, 2006       December 31, 2006
                                                       ---------------    ------------------    ------------------
Net cash (used in) provided by operating activities     (2,854,063)           (1,140,969)            1,272,777
Net cash (used in) investing activities                   (200,992)             (147,817)             (622,265)
Net cash provided by financing activities                2,316,655             1,985,889                     -

As a result of the  operating  losses as well as the growth of  activity  in the
SWMX  marketplace,  which  resulted  in  an  increase  in  accounts  receivable,
$2,854,000 and  $1,141,000  has been used in operating  activities for the three months  ended March 31,  2007 and 2006,  respectively.  During the three  months ended March 31, 2007 we acquired  $628,000 of  equipment,  of which  $257,000 is subject to a capital lease. In addition  $170,000 owed to the Company was repaid during the three months  ended March 31,  2007.  In March 2007 we entered into a credit  facility  with  BlueCrest  Capital  Finance,  L.P.  The credit  facility consists of a  revolving  line of credit as well as a term loan.  The  revolving line of credit has a term of two years,  bears  interest  at the prime rate plus
1.65%,  and has a maximum  borrowing  amount of $6 million,  based on an advance rate of 80% of eligible receivables as defined.  Under the term loan we borrowed
$3  million at an annual  interest  rate of  10.84%,  subject  to the  following repayment schedule: (i) three (3) months of interest only, (ii) 12 equal monthly payments  of 1.6667% of the  original  principal  amount of the term loan,  plus interest;  (iii)  twenty-four  (24) equal monthly  payments , each consisting of
3.3333% of the original principal amount of the term loan, plus interest; (iv) a final  payment  equal to $150,000.  In  addition,  we issued  BlueCrest  Capital
Finance,  L.P. a warrant to purchase  850,340 shares of common stock at $.88 per share, the average trading price for the five days prior to closing,  subject to adjustment based on future equity offerings.

The Company has incurred  substantial  losses from  inception  through March 31,
2007,  which  raise  substantial  doubt about our ability to continue as a going concern.  We believe we will continue to incur significant  operating  expenses, including significant expenditures on computer hardware, in order to execute our current  business  plan.  While we  believe  that we have  access to  sources of working  capital that are  sufficient to fund our operations for the year ending
December  31,  2007,  there  can be no  assurance  that  such  amounts  will  be sufficient to meet our business objectives.

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
2007 and $25,000 to be paid each month thereafter through August 2008.

ITEM 6.     EXHIBITS

Exhibit
Number       Description
------       -----------

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

                                         SWMX, Inc.

Dated: May 14, 2007                     By:  /s/ Joshua Wexler
                                             -----------------------------------
                                             Joshua Wexler
                                             Chief Executive Officer
                                             (Principal Executive Officer)

Dated: May 14, 2007                     By:  /s/ James Caci
                                             -----------------------------------
                                             James Caci
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number       Description
------       -----------

 31.1*       Section 302 Certification of Principal Executive Officer

 31.2*       Section 302 Certification of Principal Financial Officer

 32.1*       Section 906 Certification of Principal Executive Officer

 32.2*       Section 906 Certification of Principal Financial Officer

-----------------
* Filed herewith.

