Form 10QSB
period 2007-06-30
SWMX, INC.
filed 2007-08-14
CIK 1333693

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      OF 1934

                  For the quarterly period ended June 30, 2007

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                    to
                                    ------------------    ------------------

                       Commission file number: 333-130586

                                   SWMX, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Delaware                                 20-5296949
-----------------------------------         -----------------------------------
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

            As of July 31, 2007, there were  205,925,000  shares of the issuer's common equity outstanding.

            Transitional Small Business Disclosure Format (Check one):
Yes |_|   No |X|

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I        FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)..............................  2

              Condensed Consolidated Balance Sheets - June 30, 2007 and
              December 31, 2006

              Condensed Consolidated Statements of Operations for the
              three and six months ended June 30, 2007 and 2006

              Condensed Consolidated Statements of Cash Flows for the
              six months ended June 30, 2007 and 2006

              Condensed Consolidated Statements of Changes in
              Stockholders' (Deficit) Equity for the six months ended
              June 30, 2007

              Notes to Unaudited Condensed Consolidated Financial
              Statements

   Item 2.    Management's Discussion and Analysis or Plan of Operation..... 16

   Item 3.    Controls and Procedures....................................... 21

Part II       OTHER INFORMATION

   Item 6.    Exhibits...................................................... 22

                                        i

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                                   SWMX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                             June 30, 2007    December 31, 2006
                                              (Unaudited)
                                           -----------------  -----------------
                            ASSETS

CURRENT ASSETS

Cash and cash equivalents                     $    351,940      $  2,619,713
Restricted cash                                     70,000            70,000
Accounts receivable, net                         3,513,531         3,099,378
Prepaid expense and other current assets           384,846           284,040
Note receivable related party                         --             169,941
                                              ------------      ------------

TOTAL CURRENT ASSETS                             4,320,317         6,243,072

Property and equipment, net                      3,460,301         3,152,749
Deferred financing costs                           187,435              --
Security deposit                                   151,893           151,893
                                              ------------      ------------

TOTAL ASSETS                                  $  8,119,946      $  9,547,714
                                              ============      ============

        LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable                              $  4,956,022      $  3,924,798
Accrued expenses                                   900,430           532,890
Term loan                                        3,000,000              --
Customer advances                                  137,031         1,439,855
Deferred revenue                                   198,776           214,407
Obligation under capital lease                     495,262           593,740
                                              ------------      ------------

TOTAL CURRENT LIABILITIES                        9,687,521         6,705,690
                                              ------------      ------------

LONG TERM LIABILITIES
Non-current capital lease obligation               371,967           437,700
Other long term liabilities                         51,844           193,000
                                              ------------      ------------

TOTAL LONG TERM LIABILITIES                        423,811           630,700
                                              ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY

Common Stock, 205,925,000 and 160,000,000
  shares, respectively, at a par value of
  $.01 per share (see note 1)                    2,059,250         2,059,250
Additional paid in capital                      13,037,964        12,317,962
Accumulated deficit                            (17,088,600)      (12,165,888)
                                              ------------      ------------

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY            (1,991,386)        2,211,324
                                              ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  (DEFICIT) EQUITY                            $  8,119,946      $  9,547,714
                                              ============      ============

                 See notes to unaudited financial statements

                                                      SWMX, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (unaudited)

                                                     Three months    Three months      Six months         Six months
                                                        ended           ended            ended              ended
                                                     June 30, 2007   June 30, 2006    June 30, 2007     June 30, 2007
                                                     -------------   -------------    -------------     -------------

Net Revenues                                         $     621,675   $     704,725    $   1,915,900          913,480

Costs and expenses:

    Cost of revenues                                       528,310         285,918        1,140,959          448,281
    Selling, general and administrative expenses         2,459,356       3,071,379        5,155,405        3,856,195
                                                       -----------     -----------      -----------      -----------

Total costs and expenses                                 2,987,666       3,357,297        6,296,364        4,304,476
                                                       -----------     -----------      -----------      -----------

Operating loss                                          (2,365,991)     (2,652,572)      (4,380,464)      (3,390,996)

Interest expense, net                                      516,507          28,586          542,247          234,378
                                                       -----------     -----------      -----------      -----------

Net loss                                             $  (2,882,498)  $  (2,681,158)   $  (4,922,712)   $  (3,625,374)
                                                       ===========     ===========      ===========      ===========

Net loss per common share - basic and diluted        $       (0.01)  $       (0.01)   $       (0.02)   $       (0.02)

Weighted average number of shares outstanding -
   basic and diluted                                   205,925,000     200,000,000      205,925,000      195,801,000

                                      See notes to unaudited financial statements

                                                           3

                                   SWMX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       Six months         Six months
                                                      ended June30,     ended June 30,
                                                           2007              2006
                                                      -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net  loss                                           $(4,922,712)        $(3,625,374)
  Adjustments to reconcile net loss to net cash
  used in operating activities:

  Depreciation and amortization                           646,817             222,798
  Provision for doubtful accounts                         115,000           1,232,000
  Amortization and write off of deferred
  financing costs                                         450,630                --
  Stock-based compensation                                462,002             336,000
  Changes in operating assets and liabilities:
  Accounts receivable                                    (529,153)         (3,046,420)
  Prepaid expenses and other current assets              (100,806)           (201,231)
  Security deposit                                           --              (125,000)
  Accounts payable                                      1,031,224           2,301,998
  Accrued expenses                                     (1,092,070)            173,980
  Due to related parties                                     --              (262,461)
                                                      -----------         -----------
    Net Cash Used in Operating Activities              (3,939,068)         (2,993,710)
                                                      -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     (697,184)           (472,546)
  Repayment of note receivable from related party         169,941                --
                                                      -----------         -----------
    Net Cash used in Investing Activities                (527,243)           (472,546)
                                                      -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, net of expenses                  --             1,782,000
  Increase in notes payable to related parties               --             1,406,889
  Bank overdraft                                             --               197,547
  Repayment of capital lease obligations                 (421,397)               --
  Borrowings under credit facility                      3,000,000                --
  Deferred financing costs                               (380,065)               --
                                                      -----------         -----------
    Net Cash Provided by Financing Activities           2,198,538           3,386,436
                                                      -----------         -----------

Net decrease in cash                                   (2,267,773)            (79,820)

Cash and cash equivalents at beginning of period        2,619,713              79,820
                                                      -----------         -----------

Cash and cash equivalents at end of period            $   351,940         $      --
                                                      ===========         ===========

            SUPPLEMENTAL INFORMATION
Cash interest paid                                    $   105,271         $    16,333

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

                   See notes to unaudited financial statements

                                        4

                                                   SWMX, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                                     FOR THE SIX MONTHS ENDED JUNE 30, 2007
                                                   (unaudited)

                                                                     Additional
                                                Common Stock           Paid-in     Accumulated
                                           Shares        Amount        Capital       Deficit           Total
                                         -----------   ----------   ------------   -------------   ------------
Balance, January 1, 2007                 205,925,000   $2,059,250   $ 12,317,962   $(12,165,888)   $  2,211,324

Stock-based compensation expense                                         462,002                        462,002
Issuance of warrants                                                     258,000                        258,000
Net loss                                                                             (4,922,712)     (4,922,712)

                                         -----------   ----------   ------------   ------------    ------------
Balance, June 30, 2007                   205,925,000   $2,059,250   $ 13,037,964   $(17,088,600)   $ (1,991,386)
                                         ===========   ==========   ============   ============    ============

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
      That is, the transaction is the equivalent to the issuance of stock by the private  company  for  the  net  monetary  assets  of the  shell  company, accompanied by a recapitalization.  Accordingly, the outstanding shares of
      SoftWave  Media  Exchange,  Inc. were  restated in the balance  sheets and statement of changes in  stockholders'  (deficit) equity to give effect to the merger.  Pursuant to the merger  agreement  the common stock  exchange ratio was one to one. The restated  shares were used in the computation of loss per share.  The merger  resulted in  SoftWave  Media  Exchange,  Inc.
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

                                   SWMX, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      LIQUIDITY

      The Company has incurred  substantial  losses from its  inception  through
      June 30, 2007, has a stockholders deficit of $1,991,386, a working capital deficit of  $5,367,203  and is in default  under its credit  facility (see
      Note 7), which raise  substantial doubt about its ability to continue as a going concern. Such losses resulted from the Company's lack of significant revenue and costs incurred in the establishment of its infrastructure. The
      Company  expects to continue to incur  significant  operating  expenses in order to execute its current  business  plan.  In March 2007,  the Company entered  into a credit  facility  (see  note 7) and  believes  that it has access to sources  of  working  capital  that are  sufficient  to fund its operations for the year ending December 31, 2007, however, there can be no assurances  that  sufficient  funds will be  available.  The Company  also
      believes  that  additional  capital   requirements   associated  with  its
      development can be met by raising debt or equity when needed, though there can be no  assurances  that the  Company  will be able to  raise  any such capital or upon what terms. The accompanying  financial  statements do not include any adjustments that might result from this uncertainty.

NOTE -2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      UNAUDITED INTERIM FINANCIAL INFORMATION

      The accompanying condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated  statements of operations for the three and six months  ended  June 30,  2007 and  2006,  and the  condensed  consolidated statements  of cash flows for the six months  ended June 30, 2007 and 2006 and the  condensed  consolidated  statement  of changes  in  stockholders'
      (deficit)  equity for the six months  ended June 30,  2007 are  unaudited.
      These  unaudited  interim  financial  statements  have  been  prepared  in accordance with  accounting  principles  generally  accepted in the United
      States of America.  In the opinion of  management,  the unaudited  interim financial  statements include all adjustments of a normal recurring nature necessary for the fair  presentation of our financial  position as of June
      30,  2007,  our results of  operations  for the three and six months ended
      June 30,  2007 and 2006 and our cash flows for the six  months  ended June
      30, 2007 and 2006.  The results of operations for the three and six months ended June 30, 2007 are not  necessarily  indicative  of the results to be expected for the year ending December 31, 2007.

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

                                   SWMX, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      RESTRICTED CASH

      The  Company's  restricted  cash  balance of $70,000 at June 30,  2007 and
      December  31, 2006  consists of a  certificate  of deposit  that serves as collateral for the Company's merchant credit card account. The term of the certificate of deposit is one year and expires on August 8, 2008.

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

      In certain  instances  the Company  requests its  customers to pay for the services  rendered  by  the  Company  in  advance  of the  services  being provided. These customer advances received prior to year or period end for which the services  were not  provided  until after year or period end are classified as customer advances in the accompanying balance sheets.

      DEFERRED FINANCING COSTS

      The Company  capitalizes  costs incurred in connection  with borrowings or establishment  of  credit  facilities.  These  costs are  amortized  as an adjustment  to interest  expense over the life of the borrowing or life of the credit facility. See also Note 7.

      CAPITALIZED SOFTWARE

      In accordance with Statement of Position 98-1, Accounting for the Costs of
      Computer  Software  Developed or Obtained  for Internal Use ("SOP  98-1"),
      certain direct development costs associated with internal-use software are capitalized.  These costs  include  external  direct  costs of service and payroll costs for employees devoting time to software projects principally related to software coding,  designing system  interfaces and installation and testing of the software.  These costs are recorded as fixed assets and are amortized  over a period not to exceed three years  beginning when the
      asset  is   substantially   ready  for  use.  Costs  incurred  during  the
      preliminary  project stage,  as well as maintenance and training costs are expensed as  incurred.  For the three months ended June 30, 2007 and 2006, the  Company  capitalized  $238,000  and $0,  respectively,  based  on the criteria of SOP 98-1. For the six months ended June 30, 2007 and 2006, the
      Company capitalized $455,000 and $0, respectively.

      PROPERTY AND EQUIPMENT

      Property and  equipment is stated at cost less  accumulated  depreciation.
      The Company  provides for  depreciation  and  amortization on property and equipment  used by applying the  straight-line  method over the  following estimated useful lives:

                                                             Estimated
      Assets                                                Useful Lives
      ----------------------                           ---------------------

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
      the  agreement,  December  2007,  the milestones in the agreement have not been met,  the  unearned  portion of the  $225,000  is to be repaid to the customer.  The unearned  amount  under this  agreement  is  classified  as deferred revenue in the  accompanying  balance sheets and was $198,000 and
      $214,407 at June 30, 2007 and December 31, 2006, respectively.

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

      For the six months ended June 30, 2007 and 2006, approximately 44% and 58%
      of the Company's revenues came from three and two customers, respectively.
      These three customers  accounted for 5% of accounts  receivable as of June
      30, 2007.

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

      Effective  January 1, 2007, the Company adopted  Financial  Interpretation
      ("FIN")  No.  48,   Accounting   for   Uncertainty   in  Income   Taxes-An
      interpretation of Financial  Accounting Standards Board ("FASB") Statement
      No. 109.  This  interpretation  prescribes  a  recognition  threshold  and
      measurement   attribute  for  the  financial  statement   recognition  and
      measurement  of a tax  position  taken  or  expected  to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring  uncertain tax positions  accounted for in accordance  with FASB
      Statement  No. 109.  The first step is to evaluate  the tax  position  for recognition by determining if the weight of available  evidence  indicates that it is more likely than not that the  position  will be  sustained  on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest  amount which is more than fifty  percent  likely of being  realized upon ultimate settlement.  The  interpretation  also provides  guidance on  recognition, classification,  interest and penalties,  and other matters.  The adoption did not have an effect on the Company's financial statements.

                                   SWMX, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      STOCK - BASED COMPENSATION

      In  December  2004,  the FASB issued  Statement  of  Financial  Accounting
      Standards  ("SFAS")  No.  123  (revised),   "Share-Based  Payment"  ("SFAS
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

      SFAS  123(R)  establishes  fair  value  as the  measurement  objective  in accounting for share based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for generally all share based payment  transactions with employees.  The Company adopted
      SFAS No.  123(R) in connection  with its issuance of stock options  during the three months ended March 31, 2006.  During the year ended December 31,
      2006, the Company issued  options to purchase  2,370,000  shares of common stock at various exercise prices.  No options have been granted during the six months ended June 30, 2007. In accordance with SFAS 123(R) the Company recorded  an expense  relating  to the  options  granted of  approximately
      $462,000  and  $336,000  for the six months  ended June 30, 2007 and 2006, respectively,  included in selling, general and administrative expenses in the accompanying statement of operations.

      The following  tables  summarize  information  about the  Company's  stock options outstanding at June 30, 2007:

                       Options Outstanding                       Options Exercisable
      ---------------------------------------------------    -------------------------
                                 Weighted       Weighted        Number       Weighted
       Range of     Number       Average         Average     Exercisable     Average
       Exercise   Outstanding   Remaining       Exercise        as of        Exercise
        Prices    at 6/30/07       Life           Price        3/31/07        Price
      --------    -----------   ---------       ---------    -----------    ----------
        $0.05        600,000       3.53           $0.05        400,000        $0.05
        $0.50        725,000       3.81           $0.50        725,000        $0.50
        $1.00      1,010,000       5.84           $1.00        585,000        $1.00
        $1.50         35,000       4.09           $1.50         35,000        $1.50
                   ---------                                 ---------
                   2,370,000                                 1,745,000
                   ---------                                 ---------

                                                                                 Weighted
                                                                   Weighted       Average
                                                                   Average       Remaining       Aggregate
                                                                   Exercise     Contractual      Intrinsic
                                                      Shares        Price          Term            Value
                                                     ---------     -------       --------          -----

      Stock options outstanding at June 30, 2007     2,370,000     $   0.61      4.62years          $--

      Stock options exercisable at June 30, 2007     1,745,000     $   0.58      4.70years          $--

      On July 26, 2006, the Company's Board of Directors  adopted the 2006 Stock
      Option Plan (the "Plan"). 630,000 shares of the Company's common stock has been  reserved for issuance  under the Plan. As of June 30, 2007, no stock options have been granted under this Plan.

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

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for
      Financial  Assets and Financial  Liabilities  -- Including an Amendment of
      FASB  Statement No. 115" ("SFAS  159").  SFAS 159 permits all entities the option to measure many  financial  instruments  and certain other items at fair  value.  If a company  elects the fair value  option for an  eligible item,  then it will report  unrealized  gains and losses on those items at each  subsequent  reporting  date.  SFAS 159 is effective for fiscal years beginning  after  November 15,  2007,  which for the Company is our fiscal year  beginning  July 1, 2007. We are currently  determining  whether fair value  accounting is appropriate  for any of our eligible items and cannot estimate the impact,  if any, which SFAS 159 may have on our  consolidated financial statements.

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

      All stock options have been excluded from the  computation of earnings per share due to their  anti-dilutive  effect. The number of such shares would have been  approximately  531,000 and 42,000 for the six months ended June
      30, 2007 and 2006, respectively.

NOTE -4-    ACCOUNTS RECEIVABLE, NET

      The Company's Accounts receivable, net consists of the following:

                                                       June 30, 2007    December 31, 2006
                                                    -----------------   -----------------
      Billed accounts receivable                       $ 4,301,193        $ 3,448,290
      Unbilled accounts receivable                         969,338          1,293,088
                                                       -----------        -----------
                                                         5,270,531          4,741,378

      Less: Allowance for doubtful accounts             (1,757,000)        (1,642,000)

                                                       -----------        -----------
      Accounts receivable, net                         $ 3,513,531        $ 3,099,378
                                                       ===========        ===========

                                   SWMX, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE -5-    PROPERTY AND EQUIPMENT

      Property and equipment consists of:

                                                             June 30, 2007    December 31, 2006
                                                          -----------------   -----------------
      Capitalized software                                   $ 1,818,499        $ 1,327,449
      Computer equipment                                       2,425,481          2,017,591
      Furniture and fixtures                                      91,537             91,537
      Leasehold improvements                                     464,219            408,792
                                                             -----------        -----------
                                                               4,799,736          3,845,369
      Less: Accumulated depreciation and  amortization        (1,339,435)          (692,620)
                                                             -----------        -----------
      Property and equipment, net                            $ 3,460,301        $ 3,152,749
                                                             ===========        ===========

      Depreciation  and  amortization  expense was  approximately  $336,000  and
      $647,000 for the three and six months ended June 30, 2007, respectively.

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

      As of June 30, 2007 the Company had  borrowings  of  $3,000,000  under the
      Term Loan and had no borrowings outstanding under the Revolving Loan.

      On July 1, 2007 the Company was in default under the credit facility as it had not raised $10 million in equity as required under the  agreement.  As of July 2, 2007 the Company entered into a forbearance  agreement  whereby
      BlueCrest canceled the Revolving Loan,  increased the interest rate on the
      Term  Loan by 2% and gave the  Company  until  August  1, 2007 to cure the event of default. The Company did not cure the event of default.  However, the Company is in  discussions  with  BlueCrest  concerning  its financial condition.  In connection  with the termination of the Revolving Loan, the
      Company has written off the deferred  financing costs  associated with the
      Revolving Loan, approximately $354,000 to interest expense, in the quarter ended June 30,  2007.  The Company  has also  classified  the  outstanding balance  of the  Term  Loan as a  current  liability  in the  accompanying balance sheets.

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

                                   SWMX, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE -9-    COMMITMENTS AND CONTINGENCIES

      At June 30, 2007, future minimum payments under  non-cancelable  operating leases and  capital  leases  are as  follows  over the next five years and thereafter:

               Year                Operating Leases      Capitalized Leases
                                 ---------------------------------------------
               2007                  $   315,000            $   281,000
               2008                      643,000                561,000
               2009                      667,000                 99,000
               2010                      692,000                 16,000
               2011                      353,000                   --
               Thereafter                   --                     --
                                     -----------            -----------
                                     $ 2,670,000            $   953,000
                                     ===========            ===========

Less: Amount representing interest (at a rate of 10.45%)        (86,000)
                                                            -----------
Present value of net minimum lease payments                 $   867,000
                                                            -----------

      In August 2006, the Company terminated the employment of one its officers.
      This former officer commenced an arbitration proceeding,  alleging that he is due  compensation  and  benefits  in  connection  with his  termination pursuant to his employment agreement with the Company. Despite the Company believing  it has  meritorious  defenses in such  proceeding  it agreed to settle this matter in March 2007. In the  settlement the Company agreed to pay this former  officer  $500,000,  with  $75,000  paid in March 2007 and
      $25,000 to be paid each month thereafter  through August 2008. The present value of the  amount  due  within  one year has been  included  in accrued expenses with the amount due beyond one year  reflected as other long term liabilities in the accompanying balance sheets.

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

                                   SWMX, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE -11-   INCOME TAXES

      The Company has no  provision  for income taxes for any period as a result of its operating losses.  Deferred income taxes reflect the net effects of
      temporary   differences   between  the  carrying  amounts  of  assets  and
      liabilities  for  financial  reporting  purposes  and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities for the period ended June 30, 2007 are as follows:

      Deferred tax asset:
        Current:
          Allowance for doubtful accounts      $   700,691
        Long-term:
          Stock based compensation                 551,939
          Net operating loss carryforward        4,311,229
                                               -----------
      Total deferred tax asset                   5,563,859

      Deferred tax liability:
        Long-term:
          Depreciation                             (55,832)

                                               -----------
      Net deferred tax asset                     5,508,207
      Valuation allowance                       (5,508,207)
                                               -----------
      Net deferred tax asset                   $      --
                                               ===========

      As of June 30, 2007, the Company has approximately  $10,810,000 of federal
      net  operating   loss   carryforwards,   expiring  in  2021.   These  loss
      carryforwards  are subject to annual  limitations  under Internal  Revenue
      Code  Section  382 and some may be  subject to  further  limitations.  The
      Company has recognized a full  valuation  allowance  against  deferred tax assets as, at this point in the Company's history,  it is more likely than not that  sufficient  taxable  income  will not be  generated  during  the carryforward  period available under tax law to utilize these deferred tax assets.

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

Since inception,  we have considered that the ability to achieve rapid growth in the number of entities that participate in our marketplace and to quickly expand the  marketplace  to include  additional  segments  of the media  market will be essential to our long run competitiveness and success.  This policy has dictated that the  support  systems  that  have  been  designed  for the  marketplace  be sufficiently  robust to  accommodate  large,  rapid  increases  in volume and be inherently  scalable so that the  marketplace  can be  expanded  to  incorporate additional  market  segments  without the need for  fundamental  redesign of our underlying systems.  Consequently,  the level of expenses has been high relative to revenues and significant losses have been incurred through June 30, 2007.

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

                                               Three months      Three months        Six Months        Six Months
                                                  ended              ended             Ended              Ended
                                              March 31, 2007    March 31, 2006      June 30, 2007     June 30, 2006
                                              --------------    --------------      -------------     -------------

Net revenues                                  $   621,675        $   704,725        $ 1,915,900        $   913,480

Costs and expenses:
   Cost of revenues                               528,310            285,918          1,140,959            448,281
   Selling, general and administrative          2,459,356          3,071,379          5,155,405          3,856,195
                                              -----------        -----------        -----------        -----------
Total costs and expenses                        2,987,666          3,357,297          6,296,364          4,304,476
                                              -----------        -----------        -----------        -----------
Operating loss                                 (2,365,991)        (2,652,572)        (4,380,464)        (3,390,996)

Interest expense, net                             516,507             28,586            542,247            234,378

                                              -----------        -----------        -----------        -----------
Net Loss                                      $(2,882,498)       $(2,681,158)       $(4,922,712)       $(3,625,374)
                                              ===========        ===========        ===========        ===========

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

Our  transaction  volume for the three months ended June 30, 2007 and 2006,  was
$4,553,000 and $3,146,000  respectively,  and $12,890,000 and $4,143,000 for the six months  ended June 30, 2007 and 2006.  Our net revenues for the three months ended June 30, 2007 and 2006 was $622,000 and  $705,000,  respectively.  Our net revenues  for the six months  ended June 30, 2007 and 2006 were  $1,916,000  and
$913,000, respectively. Our decrease in both transaction volume and net revenues for the three  months  ended  June 30,  2007 is the result of a  combination  of several  factors  including  several  customers  running very large  advertising campaigns in the first quarter with significantly reduced spending in the second quarter as well as a shift in strategy that occurred in the second  quarter,  in which the Company  made a decision  to pursue  licensing  agreements  to deliver private  label and software as a service  (SAAS)  application  functionality  to advertisers,  agencies  and media  owners on an  enterprise  basis.  For the six months ended June 30,  2007,  approximately  44% of our net  revenues  came from three customers, each contributing in excess of 10% of net revenues. For the six months ended June 30, 2006,  approximately 58% of our net revenues came from two customers, each contributing in excess of 10% of net revenues.

COST OF REVENUES.  Our cost of revenues for the three months ended June 30, 2007 and 2006 were $528,000 and $286,000,  respectively,  and $1,141,000 and $448,000 for the six months ended June 30, 2007 and 2006, respectively.  Cost of revenues consists of the expenses  associated  with the operation of the  Company's  data centers including depreciation, labor and bandwidth costs. Cost of revenues also include expenses related to the amortization of capitalized software development costs,  acquired  technologies as well as other software  development costs that are expensed in accordance with SOP 98-1.

SELLING,   GENERAL  AND  ADMINISTRATIVE   EXPENSES.  Our  selling,  general  and
administrative  expenses  for the three months ended June 30, 2007 and 2006 were
$2,459,000 and $3,071,000,  respectively,  and $5,155,000 and $3,856,000 for the six months ended June 30, 2007 and 2006,  respectively.  Our  personnel  related costs  for the  three  months  ended  June 30,  2007  and  2006,  accounted  for approximately  46% and 55%,  respectively,  of our total  selling,  general  and administrative  expenses, and 48% and 56% for the six months ended June 30, 2007 and 2006, respectively. Included in selling, general and administrative expenses for the three months  ended June 30, 2007 and 2006 was stock based  compensation expense, of $167,000 and $333,000,  respectively,  and $451,000 and $336,000 for the six months  ended June 30,  2007 and 2006,  respectively.  In  addition,  we provided  $115,000 of additional  allowance  for doubtful  accounts in the three months ended June 30, 2007.

Prior  to and more  aggressively  since  June  30,  2007,  the  Company  has and continues  to take  steps to reduce its  overhead.  These  steps  have  included reductions in headcount,  space  requirements,  reductions in the utilization of outside consultants the reduction of non-critical expenditures.

INTEREST EXPENSE, NET. Our interest expense, net for the three months ended June
30, 2007 and 2006, was $517,000 and $29,000, respectively. Included in the three months ended June 30, 2007 was the  amortization  of deferred  financing fees of
$95,000 as well as the  interest  associated  with the  Company's  Term Loan and capital leases.  In July 2007 BlueCrest  Capital  Finance,  L.P.  terminated the
Revolving  Loan it had  extended  to the  Company  as a result of the  Company's non-compliance with the terms of its credit facility. As a result of such action the  Company  has also  written  off the  unamortized  remaining  balance of the deferred  financing  fees  associated  with the  Revolving  Loan,  approximately
$354,000,  as of June 30,  2007.  Our interest  expense,  net for the six months ended June 30, 2007 and 2006, was $542,000 and $234,000, respectively.  Included in interest  expense for the six months ended June 30, 2006 was the write-off of unamortized debt discount costs of $195,000.

INCOME TAXES. We have incurred losses since inception,  and such losses create a deferred tax asset.  We have  approximately  $10,810,000  of net operating  loss carryforwards.  In  addition  to the  deferred  tax asset  generated  by our net operating  losses,  we have  additional  deferred  tax  assets  relating  to the differences between the carrying amounts of assets and liabilities for financial reporting  purposes  and the  amounts  used for income tax  purposes.  Our gross deferred tax asset as of December 31, 2006 was approximately $5,508,000. We have established  a valuation  reserve equal to the full value of this asset as it is more likely than not that this benefit will not be realized.

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

                                                      Six Months      Six Months
                                                        Ended           Ended
                                                    June 30, 2007   June 30, 2006
                                                    -------------   -------------
      Net cash used in operating activities          (3,939,068)     (2,993,710)
      Net cash used in investing activities            (527,243)       (472,546)
      Net cash provided by financing activities       2,198,538       3,386,436

As a result of the  operating  losses as well as the growth of  activity  in the
SWMX  marketplace,  which  resulted  in  an  increase  in  accounts  receivable,
$3,939,068  and  $2,993,710  has been used in operating  activities  for the six months ended June 30, 2007 and 2006,  respectively.  During the six months ended
June 30, 2007 we acquired $954,000 of equipment, of which $257,000 is subject to a capital lease. In addition  $170,000 owed to the Company was repaid during the six months ended June 30, 2007. In March 2007 we entered into a credit  facility with BlueCrest Capital Finance, L.P. The credit facility consists of a revolving line of credit as well as a term loan.  The revolving  line of credit has a term of two years,  bears  interest at the prime rate plus  1.65%,  and has a maximum borrowing  amount of $6  million,  based on an advance  rate of 80% of  eligible receivables as defined.  Under the term loan we borrowed $3 million at an annual interest rate of 10.84%,  subject to the following repayment schedule: (i) three
(3) months of interest  only,  (ii) 12 equal monthly  payments of 1.6667% of the original  principal  amount of the term loan, plus interest;  (iii)  twenty-four

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

On July 1, 2007 the Company was in default  under the credit  facility as it had not raised $10 million in equity as required under the agreement.  As of July 2,
2007 the Company entered into a forbearance agreement whereby BlueCrest canceled the Revolving Loan,  increased the interest rate on the Term Loan by 2% and gave the Company  until August 1, 2007 to cure the event of default.  The Company did not cure the event of  default  and  BlueCrest  Capital  Finance,  L.P.  has not extended the forbearance.

The Company has incurred  substantial losses from its inception through June 30,
2007, has a stockholders  deficit of $1,991,386,  a working  capital  deficit of
$5,367,203 and is in default under its credit facility,  which raise substantial doubt about its ability to continue  as a going  concern.  Such losses  resulted from the  Company's  lack of  significant  revenue  and  costs  incurred  in the establishment  of its  infrastructure.  We  believe  we will  continue  to incur significant  operating  expenses in order to execute its current  business plan.
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

                                         SWMX, Inc.

Dated: August 14, 2007                   By: /s/ Joshua Wexler
                                             -----------------------------------
                                             Joshua Wexler
                                             Chief Executive Officer
                                             (Principal Executive Officer)

Dated: August 14, 2007                   By: /s/ James Caci
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

