Form 10QSB
period 2007-09-30
SWMX, INC.
filed 2007-11-14
CIK 1333693

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      OF 1934

              For the quarterly period ended September 30, 2007

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

      As of November 13, 2007, there were 205,925,000 shares of the issuer's common equity outstanding.

      Transitional Small Business Disclosure Format (Check one): Yes |_|  No |X|

                                Table of Contents
                                -----------------

                                                                            Page
                                                                            -----
Part I    FINANCIAL INFORMATION

   Item 1.  Statements (Unaudited).......................................      2

            Condensed Consolidated Balance Sheets - September 30,
            2007 and December 31, 2006

            Condensed Consolidated Statements of Operations for
            the three and nine months ended September 30, 2007
            and 2006

            Condensed Consolidated Statements of Cash Flows for
            the nine months ended September 30, 2007 and 2006

            Condensed Consolidated Statements of Changes in
            Stockholders' (Deficit) Equity for the nine months
            ended September 30, 2007

            Notes to Unaudited Condensed Consolidated Financial
            Statements

   Item 2.  Discussion and Analysis or Plan of Operation.................     16

   Item 3.  Controls and Procedures......................................     22

Part II   OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders..........     23
   Item 6.  Exhibits.....................................................     23

                                        i

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                             SWMX, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         September 30, 2007        December 31, 2006
                                                            (Unaudited)
                                                         ------------------        -----------------
                            ASSETS

CURRENT ASSETS

Cash and cash equivalents                                  $     86,277              $  2,619,713
Restricted cash                                                  70,000                    70,000
Accounts receivable, net                                      1,949,479                 3,099,378
Prepaid expense and other current assets                        224,716                   284,040
Note receivable related party                                      --                     169,941
                                                           ------------              ------------

TOTAL CURRENT ASSETS                                          2,330,472                 6,243,072

Property and equipment, net                                   3,074,502                 3,152,749
Deferred financing costs                                        280,665                      --
Security deposit                                                 91,168                   151,893
                                                           ------------              ------------

TOTAL ASSETS                                               $  5,776,807              $  9,547,714
                                                           ============              ============

        LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable                                           $  5,926,786              $  3,924,798
Accrued expenses                                              1,015,394                   532,890
Term loan                                                     3,000,000                      --
Customer advances                                               144,002                 1,439,855
Deferred revenue                                                198,776                   214,407
Obligation under capital lease                                  508,181                   593,740
                                                           ------------              ------------

TOTAL CURRENT LIABILITIES                                    10,793,139                 6,705,690
                                                           ------------              ------------

LONG TERM LIABILITIES
Non-current capital lease obligation                            239,974                   437,700
Other long term liabilities                                      37,216                   193,000
                                                           ------------              ------------

TOTAL LONG TERM LIABILITIES                                     277,190                   630,700
                                                           ------------              ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY

Common Stock, 205,925,000 and 160,000,000
  shares, respectively, at a par value of
  $.01 per share (see note 1)                                 2,059,250                 2,059,250
Additional paid in capital                                   13,124,704                12,317,962
Accumulated deficit                                         (20,477,476)              (12,165,888)
                                                           ------------              ------------

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                         (5,293,522)                2,211,324
                                                           ------------              ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  (DEFICIT) EQUITY                                         $  5,776,807              $  9,547,714
                                                           ============              ============

                             See notes to unaudited financial statements
                                                  2

                                                     SWMX, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)

                                                    Three months     Three months     Nine Months      Nine Months
                                                       ended            ended            Ended            Ended
                                                   September 30,    September 30,    September 30,    September 30,
                                                        2007             2006             2007              2006
                                                   --------------   -------------    -------------    -------------

Net Revenues                                       $     321,930    $     632,579    $   2,237,829        1,546,059

Costs and expenses:

    Cost of revenues                                     666,505          336,850        1,807,464          785,131
    Selling, general and administrative expenses       2,859,799        3,117,341        8,015,204        6,973,536
                                                   -------------    -------------    -------------    -------------

Total costs and expenses                               3,526,304        3,454,191        9,822,668        7,758,667
                                                   -------------    -------------    -------------    -------------

Operating loss                                        (3,204,374)      (2,821,612)      (7,584,839)      (6,212,608)

Interest expense, net                                    184,502            1,434          726,749          235,812
                                                   -------------    -------------    -------------    -------------

Net loss                                           $  (3,388,876)   $  (2,823,046)   $  (8,311,588)   $  (6,448,420)
                                                   =============    =============    =============    =============

Net loss per common share - basic and diluted      $       (0.02)   $       (0.01)   $       (0.04)   $       (0.03)

Weighted average number of shares outstanding -
   basic and diluted                                 205,925,000      204,250,543      205,925,000      198,790,625

                                     See notes to unaudited financial statements
                                                          3

                                   SWMX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Nine months     Nine months
                                                        ended           ended
                                                    September 30,   September 30,
                                                         2007           2006
                                                    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net  loss                                         $ (8,311,588)   $ (6,448,420)
  Adjustments to reconcile net loss to net cash
  used in operating activities:

  Depreciation and amortization                        1,036,107         378,813
  Provision for doubtful accounts                      1,378,000       1,282,000
  Amortization and write-off of deferred
  financing costs                                        465,764            --
  Stock-based compensation                               548,742         642,000
    Amortization and write-off of debt discount             --            48,889
  Changes in operating assets and liabilities:
  Accounts receivable                                   (228,100)     (3,982,718)
  Prepaid expenses and other current assets               59,323        (194,532)
  Other assets                                           (47,702)       (151,893)
  Accounts payable                                     2,001,988       1,799,034
  Accrued expenses                                      (984,764)        610,062
  Due to related parties                                    --          (262,461)
                                                    ------------    ------------
    Net Cash Used in Operating Activities             (4,082,230)     (6,279,226)
                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                    (700,610)       (472,546)
    Restricted cash                                         --           (70,000)
    Note receivable from related party                      --          (500,000)
  Repayment of note receivable from related party        169,941         300,000
                                                    ------------    ------------
    Net Cash used in Investing Activities               (530,669)     (1,244,604)
                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, net of expenses                 --        10,655,212
  Increase in notes payable to related parties              --           158,000
  Repayment of notes payable to related parties             --        (1,400,000)
  Repayment of capital lease obligations                (540,472)           --
  Borrowings under credit facility                     3,000,000       1,500,000
  Repayments under credit facility                          --        (1,500,000)
  Deferred financing costs                              (380,065)           --
                                                    ------------    ------------
    Net Cash Provided by Financing Activities          2,079,463       9,413,212
                                                    ------------    ------------

Net increase (decrease) in cash                       (2,533,436)      1,889,382

Cash and cash equivalents at beginning of period       2,619,713          79,820
                                                    ------------    ------------

Cash and cash equivalents at end of period          $     86,277    $  1,969,202
                                                    ============    ============

            SUPPLEMENTAL INFORMATION
Cash interest paid                                  $    161,228    $     31,677
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

                   See notes to unaudited financial statements
                                        4

                                                   SWMX, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
                                                  (UNAUDITED)

                                            Common Stock            Additional
                                    ---------------------------      Paid-in       Accumulated
                                       Shares          Amount        Capital         Deficit          Total
                                    -----------    ------------    -------------  -------------   -------------

Balance, January 1, 2007            205,925,000    $  2,059,250    $ 12,317,962   $(12,165,888)   $  2,211,324

Stock-based compensation expense                                        548,742                        548,742
Issuance of warrants                                                    258,000                        258,000

Net loss                                                                            (8,311,588)     (8,311,588)

                                    -----------    ------------    ------------   ------------    ------------
Balance, September 30, 2007         205,925,000    $  2,059,250    $ 13,124,704   $(20,477,476)   $ (5,293,522)
                                    ===========    ============    ============   ============    ============

                                  See notes to unaudited financial statements
                                                       5

                                      SWMX
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

      LIQUIDITY

      The Company has incurred substantial losses from its inception through
      September 30, 2007, has a stockholders deficit of $5,293,522, a working capital deficit of $8,462,667 and was in default under its credit facility, which is due January 31, 2008 (see Note 7), all of which raise substantial doubt about its ability to continue as a going concern. Such losses resulted from the Company's lack of significant revenue and costs

                                      SWMX
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      incurred in the establishment of its infrastructure. The Company expects to continue to incur significant operating expenses in order to execute its current business plan. In March 2007, the Company entered into a credit facility, which was amended on October 3, 2007 (see note 7), and believes that it has access to sources of working capital that are sufficient to fund its operations for the year ending December 31, 2007, however, there can be no assurances that sufficient funds will be available. The Company also believes that additional capital requirements associated with its development can be met by raising debt or equity when needed, though there can be no assurances that the Company will be able to raise any such capital or upon what terms. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

NOTE -2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      UNAUDITED INTERIM FINANCIAL INFORMATION

      The accompanying condensed consolidated balance sheet as of September 30,
      2007, the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine months ended September
      30, 2007 and 2006 and the condensed consolidated statement of changes in stockholders' (deficit) equity for the nine months ended September 30,
      2007 are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of
      September 30, 2007, our results of operations for the three and nine months ended September 30, 2007 and 2006 and our cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31,
      2007. These unaudited interim financial statements should be read in conjunction with the December 31, 2006 audited financial statements and the related notes.

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

      RESTRICTED CASH

      The Company's restricted cash balance of $70,000 at September 30, 2007 and
      December 31, 2006 consists of a certificate of deposit that serves as collateral for the Company's merchant credit card account. The term of the certificate of deposit is one year and expires on August 8, 2008.

      ACCOUNTS RECEIVABLE

      Accounts receivable are recorded at the gross amount billed and reported at the amount outstanding, net of any allowances for amounts that the
      Company believes are not collectible. In addition to billed receivables

                                      SWMX
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

      CAPITALIZED SOFTWARE

      In accordance with Statement of Position 98-1, Accounting for the Costs of
      Computer Software Developed or Obtained for Internal Use ("SOP 98-1"),
      certain direct development costs associated with internal-use software are capitalized. These costs include external direct costs of service and payroll costs for employees devoting time to software projects principally related to software coding, designing system interfaces and installation and testing of the software. These costs are recorded as fixed assets and are amortized over a period not to exceed three years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred. Based on the criteria of SOP 98-1 the Company did not capitalize any software development costs for the three months ended
      September 30, 2007 or 2006. For the nine months ended September 30, 2007 and 2006, the Company capitalized $455,000 and $0, respectively. As of
      September 30, 2007 and December 31, 2006, capitalized software development costs included in Property and equipment in the accompanying balance sheet was $888,000 and $789,000, respectively. These capitalized software development cost amounts also include the software purchased from Alowex
      (see Note 6).

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

      The Company has an agreement with a customer, whereby the customer paid the Company $75,000 in December 2005 and $150,000 in January 2006. Based
      on the achievement of certain milestones within the agreement the Company

                                      SWMX
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      has the ability to earn up to the $225,000. If at the end of the term of the agreement, December 2007, the milestones in the agreement have not been met, the unearned portion of the $225,000 is to be repaid to the customer. The unearned amount under this agreement is classified as deferred revenue in the accompanying balance sheets and was $198,000 and
      $214,407 at September 30, 2007 and December 31, 2006, respectively.

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

      For the nine months ended September 30, 2007 and 2006, approximately 52%
      and 52% of the Company's revenues came from four and three customers, respectively. These four and three customers accounted for 16% and 53% of accounts receivable as of September 30, 2007 and 2006, respectively.

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

      Effective January 1, 2007, the Company adopted Financial Interpretation
      ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-An
      interpretation of Financial Accounting Standards Board ("FASB") Statement
      No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB
      Statement No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on recognition, classification, interest and penalties, and other matters. Tax years 2005 to 2006 remain open to examination by Federal and state jurisdictions. The adoption did not have an effect on the Company's financial statements.

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

                                      SWMX
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      SFAS 123(R) establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for generally all share based payment transactions with employees. The Company adopted
      SFAS No. 123(R) in connection with its issuance of stock options during the three months ended March 31, 2006. During the year ended December 31,
      2006, the Company issued options to purchase 2,370,000 shares of common stock at various exercise prices. No options have been granted during the nine months ended September 30, 2007. In accordance with SFAS 123(R) the
      Company recorded an expense relating to the options granted of approximately $549,000 and $642,000 for the nine months ended September
      30, 2007 and 2006, respectively, included in selling, general and administrative expenses in the accompanying statement of operations.

      The following tables summarize information about the Company's stock options outstanding at September 30, 2007:

                                              Weighted
                                               Average
                                              Exercise
                                              Price of
                                  Shares       Shares
                                -----------------------
Balance at December 31, 2006     2,370,000    $   0.61

Granted                               --           --

Exercised                             --           --

Cancelled                       (1,185,000)   $   0.28
                                -----------------------
Balance at September 30, 2007    1,185,000    $   0.95
                                =======================

                                   Options Outstanding                                   Options Exercisable
         ----------------------------------------------------------------------   --------------------------------
                                 Number           Weighted          Weighted          Number           Weighted
         Range of Exercise     Outstanding        Average           Average       Exercisable as       Average
               Prices          at 9/30/07      Remaining Life    Exercise Price     of 9/30/07      Exercise Price
         -----------------     -----------     --------------    --------------   --------------    --------------
             $0.50                150,000          3.54               $0.50           150,000           $0.50
             $1.00              1,010,000          5.59               $1.00           885,000           $1.00
             $1.50                 25,000          3.84               $1.50            25,000           $1.50
                                ---------                                           ---------
                                1,185,000                                           1,060,000
                                ---------                                           ---------

                                                                                           Weighted
                                                                             Weighted       Average
                                                                              Average      Remaining     Aggregate
                                                                             Exercise     Contractual    Intrinsic
                                                                 Shares        Price          Term         Value
                                                               ---------     --------     -----------    ---------

         Stock options outstanding at September 30, 2007       1,185,000       $0.95      5.29 years        $ --

         Stock options exercisable at September 30, 2007       1,060,000       $0.94      4.90 years        $ --

      On July 26, 2006, the Company's Board of Directors adopted the 2006 Stock
      Option Plan (the "Plan"). 630,000 shares of the Company's common stock has been reserved for issuance under the Plan. As of September 30, 2007, no stock options have been granted under this Plan.

                                      SWMX
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

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for
      Financial Assets and Financial Liabilities -- Including an Amendment of
      FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for the Company is our fiscal year beginning January 1, 2008. We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, which SFAS 159 may have on our consolidated financial statements.

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

      All stock options have been excluded from the computation of earnings per share due to their anti-dilutive effect as well as their weighted average exercise price exceeding the market price of the stock at September 30,
      2007.

NOTE -4-    ACCOUNTS RECEIVABLE, NET

       The Company's Accounts receivable, net consists of the following:

                                           September 30, 2007   December 31, 2006
                                           ------------------   -----------------
      Billed accounts receivable              $ 4,952,756          $ 3,448,290
      Unbilled accounts receivable                 16,723            1,293,088
                                              -----------          -----------
                                                4,969,479            4,741,378

      Less: Allowance for doubtful accounts    (3,020,000)          (1,642,000)

                                              -----------          -----------
      Accounts receivable, net                $ 1,949,479          $ 3,099,378
                                              ===========          ===========

                                      SWMX
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE -5-    PROPERTY AND EQUIPMENT

      Property and equipment consists of:

                                                          September 30, 2007    December 31, 2006
                                                          ------------------    -----------------
      Capitalized software                                    $ 1,818,500          $ 1,327,449
      Computer equipment                                        2,425,482            2,017,591
      Furniture and fixtures                                       91,537               91,537
      Leasehold improvements                                      467,710              408,792
                                                              -----------          -----------
                                                                4,803,229            3,845,369
      Less: Accumulated depreciation and amortization          (1,728,727)            (692,620)
                                                              -----------          -----------
      Property and equipment, net                             $ 3,074,502          $ 3,152,749
                                                              ===========          ===========

      Depreciation and amortization expense was approximately $390,000 and
      $1,036,000 for the three and nine months ended September 30, 2007, respectively.

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

                                      SWMX
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE -7-    CREDIT FACILITY

      In March 2007, the Company entered into a credit facility with BlueCrest
      Capital Finance, L.P. ("BlueCrest"). The credit facility consisted of a $3 million term loan ("Term Loan") and a $6 million revolving loan
      ("Revolving Loan"). The Term Loan bore interest at the sum of (i) 600 basis points plus (ii) the greater of (a) 4.84% or (b) the yield on
      Three-Year U.S. Treasury Notes on the date of such loan. The Term Loan was to be repaid in forty (40) monthly scheduled installments as follows: (i)
      commencing on the first business day of first month after the date of the
      Term Loan, three (3) months of interest only (paid in arrears); (ii)
      commencing on the first business day of the fourth month after the date of the Term Loan, twelve (12) equal monthly payments, each consisting of
      1.6667% of the original principal amount of the Term Loan, plus interest thereon (paid in arrears); then (iii) commencing on the first business day of the sixteenth month after the date of the Term Loan, twenty four (24)
      equal monthly payments, each consisting of 3.3333% of the original principal amount of the relevant Loan, plus interest thereon (paid in arrears); and finally (iv) on the first business day of the fortieth month after the date of the Term Loan, $150,000. The Revolving Loan had a term of two years. Each advance under the Revolving Loan was to bear interest at a rate equal to the Prime Rate plus 1.65% per annum. The Revolving Loan provided for advances based on a formula of 80% of eligible receivables, as defined. In connection with this transaction the Company incurred financing fees of approximately $380,000. In addition, the Company issued a warrant to purchase 850,340 shares of common stock at $.88 per share, the average trading price for the five days prior to closing, subject to adjustment based on future equity offerings. The warrant was to expire in
      2010, with the fair value of the warrant, $258,000, included in deferred financing fees as well as additional paid-in-capital, and being charged to interest expense over the life of the credit facility.

      On July 1, 2007, the Company was in default under the credit facility as it had not raised $10 million in equity as required under the agreement.
      As of July 2, 2007 the Company entered into a forbearance agreement whereby BlueCrest canceled the Revolving Loan, increased the interest rate on the Term Loan by 2% and gave the Company until August 1, 2007 to cure the event of default. The Company did not cure the event of default by
      August 1, 2007. In connection with the termination of the Revolving Loan, the Company wrote off the deferred financing costs associated with the
      Revolving Loan, approximately $354,000 to interest expense, in the quarter ended June 30, 2007. The remaining deferred financing fees, relating to the Term Loan of approximately $187,000 as of June 30, 2007, were being amortized over the remaining life of the Term Loan.

      As of September 30, 2007, the Company had borrowings of $3,000,000 under the Term Loan.

      SUBSEQUENT TO QUARTER END

      On October 3, 2007, the Company entered into an amendment to the credit facility with BlueCrest. Under the terms of the amendment, BlueCrest will provide a Revolving Loan up to $3.5 million, that will bear interest at the prime rate plus 5% per annum. The interest rate on the Term loan was amended to 12.84%. The maturity date of both Term Loan and the Revolving
      Loan is January 31, 2008. The Company is also subject to a Revolving Loan termination fee, starting at $130,000 if the Revolving Loan is paid on or prior to December 31, 2007 and escalates to $750,000 if the Revolving Loan is paid on or after March 31, 2008. In addition, the Company issued a warrant to BlueCrest to purchase 48,750,000 shares of common stock at an exercise price of $0.06 per share, as well a warrant to purchase
      12,500,000 shares of common stock at $0.06 per share, replacing the warrant issued in March 2007.

      In accordance with Emerging Issues Task Force ("EITF") Issue No. 96-19
      "Debtor's Accounting for a Modification or Exchange of Debt Instruments",
      the Company will be accounting for the amendment referred to above as an early extinguishment of debt and a new debt instrument being issued.
      Accordingly, the unamortized deferred financing costs associated with the credit facility entered into in March 2007, which as of October 3, 2007 is
      $172,000, will be written off as a charge to interest in October 2007.

      In connection with the amendment, the Company incurred approximately
      $1,450,000 of costs, including $1,263,000 representing the fair value of the warrants issued, which will be amortized over the four month period beginning in October 2007 and ending January 31, 2008. As of September 30,
      2007, approximately $108,000 of this cost was included in Deferred financing costs in the accompanying September 30, 2007 balance sheet. The balance of the cost will be recorded in October 2007.

                                      SWMX
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The Company has classified the outstanding balance of the Term Loan as a current liability in the accompanying balance sheets.

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

NOTE -9-    COMMITMENTS AND CONTINGENCIES

      At September 30, 2007, future minimum payments under non-cancelable operating leases and capital leases are as follows over the next five years and thereafter:

            Year      Operating Leases    Capitalized Leases
                      --------------------------------------
            2007         $   95,000           $  140,000
            2008            383,000              561,000
            2009            398,000               99,000
            2010            413,000               12,000
            2011            282,000                 --
            2012               --                   --
                         -------------------------------
                         $1,571,000           $  812,000
                         ===============================

Less: Amount representing interest (at a
rate of 10.45%)                                  (64,000)
                                              ----------
Present value of net minimum lease payments   $  748,000
                                              ==========

      In August 2006, the Company terminated the employment of one its officers.
      This former officer commenced an arbitration proceeding, alleging that he is due compensation and benefits in connection with his termination pursuant to his employment agreement with the Company. Despite the Company believing it has meritorious defenses in such proceeding it agreed to settle this matter in March 2007. In the settlement the Company agreed to pay this former officer $500,000, with $75,000 paid in March 2007 and
      $25,000 to be paid each month thereafter through August 2008. The Company failed to make certain payments under this agreement in July and August.
      The Company and the former officer agreed to extend the payment term through November 2008 to compensate for the payments not made. The present value of the amount due within one year has been included in accrued expenses with the amount due beyond one year reflected as other long term liabilities in the accompanying balance sheets.

                                      SWMX
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE -11-   INCOME TAXES

      The Company has no provision for income taxes for any period as a result of its operating losses. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at September 30, 2007 are as follows:

      Deferred tax asset:
        Current:
          Allowance for doubtful accounts       $ 1,204,376
        Long-term:
          Stock based compensation                  586,532
          Net operating loss carryforward         5,126,928
                                                -----------
      Total deferred tax asset                    6,917,836

      Deferred tax liability:
        Long-term:
          Depreciation                              (59,820)

                                                -----------
      Net deferred tax asset                      6,858,016
      Valuation allowance                        (6,858,016)
                                                -----------
      Net deferred tax asset                    $     --
                                                ===========

      As of September 30, 2007, the Company has approximately $12,850,000 of federal net operating loss carryforwards, expiring in 2021. These loss carryforwards are subject to annual limitations under Internal Revenue
      Code Section 382 and some may be subject to further limitations. The
      Company has recognized a full valuation allowance against deferred tax assets as, at this point in the Company's history, it is more likely than not that sufficient taxable income will not be generated during the carryforward period available under tax law to utilize these deferred tax assets.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Quarterly Report on Form 10-QSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities
Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934,
as amended. The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in the "Risk Factors" section of section
6 of our Annual Report on Form 10-KSB, for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 30, 2007. Readers are
cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect our business. This discussion should be read in conjunction with the audited financial statements of SWMX, Inc. for the year ended December 31, 2006.

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

RECENT DEVELOPMENTS

Over the past quarter the delinquency of our accounts payable to media organizations has increased significantly. This increase has adversely affected our business and relationships. Certain media organizations have referred us to collection agencies. Others have refused to accept orders from our customers placed through our marketplace. In addition, some of our customers have refused to pay outstanding receivables. We have been and continue to attempt to remediate this situation through the following steps:

   1. On October 3, 2007, we restructured our credit facility with BlueCrest, providing us with the ability to borrow up to $3.5 million to fund operations, through January 31, 2008.

   2. We have begun to repay amounts owed to media organizations.

   3. We are communicating with our media vendors to keep them informed of our progress and the steps we are taking to remedy the situation.

   4. We are seeking to complete a financing transaction, which would satisfy the requirement to repay BlueCrest by January 31, 2008, properly fund our company and allow us to satisfy our payables that are in arrears.

Although we believe these steps are helping to remediate the situation and reduce our risk, there can be no assurance that we will be successful in executing these steps or that if successfully executed these steps will improve the adverse affects that may have already been caused.

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

A related risk is the risk that we will not be able to raise sufficient capital to sustain the level of growth that management considers optimal.

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

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Based on experience and judgment, we establish an allowance for uncollectible accounts. Our judgment includes evaluating the willingness and the ability of the customer to satisfy his obligation to us. Although we believe that our reserves are adequate, if the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, or if we underestimate the allowance required, additional allowances may be necessary, which will result in increased selling, general and administrative expenses in the period such determination is made. As noted above our revenue is recorded net, yet our receivables reflect the gross amount of the transaction thus exposing us to credit risk greater than our net revenue.

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
Option for Financial Assets and Financial Liabilities -- Including an Amendment
of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November
15, 2007, which for the Company is our fiscal year beginning January 1, 2008. We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, which SFAS 159 may have on our consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

                                          Three months ended  Three months ended  Nine Months Ended   Nine Months Ended
                                          September 30, 2007  September 30, 2006  September 30, 2007  September 30, 2006
                                          ------------------  ------------------  ------------------  ------------------

Net revenues                                 $   321,930         $   632,579         $ 2,237,829         $ 1,546,059

Costs and expenses:
   Cost of revenues                              666,505             336,850           1,807,464             785,131
   Selling, general and administrative         2,859,799           3,117,341           8,015,204           6,973,536
                                             -----------         -----------         -----------         -----------
Total costs and expenses                       3,526,304           3,454,191           9,822,668           7,758,667
                                             -----------         -----------         -----------         -----------
Operating loss                                (3,204,374)         (2,821,612)         (7,584,839)         (6,212,608)

Interest expense, net                            184,502               1,434             726,749             235,812

                                             -----------         -----------         -----------         -----------
Net Loss                                     $(3,388,876)        $(2,823,046)        $(8,311,588)        $(6,448,420)
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

Our net revenues for the three months ended September 30, 2007 and 2006 was
$322,000 and $633,000, respectively. Our net revenues for the nine months ended
September 30, 2007 and 2006 were $2,237,000 and $1,546,000, respectively. Our decrease in net revenues for the three months ended September 30, 2007 is the result of a shift in sales strategy that occurred at the end of the second quarter, in which the Company made a decision to pursue licensing agreements to deliver private label solutions as well as software as a service (SAAS)
application functionality to advertisers, agencies and media owners on an enterprise basis as opposed to acting as a principal in the media transaction.
For the nine months ended September 30, 2007, approximately 52% of our net revenues came from four customers, each contributing in excess of 10% of net revenues. For the nine months ended September 30, 2006, approximately 52% of our net revenues came from three customers, each contributing in excess of 10% of net revenues.

COST OF REVENUES. Our cost of revenues for the three months ended September 30,
2007 and 2006 were $666,505 and $337,000, respectively, and $1,807,000 and
$785,000 for the nine months ended September 30, 2007 and 2006, respectively.
Cost of revenues consists of the expenses associated with the operation of the
Company's data centers including depreciation, labor and bandwidth costs. Cost of revenues also include expenses related to the amortization of capitalized software development costs, acquired technologies as well as other software development costs that are expensed in accordance with SOP 98-1.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses for the three months ended September 30, 2007 and 2006 were $2,860,000 and $3,117,000, respectively, and $8,015,000 and $6,974,000 for the nine months ended September 30, 2007 and 2006, respectively. Our personnel related costs for the three months ended September 30, 2007 and 2006, accounted for approximately 26% and 37%, respectively, of our total selling, general and administrative expenses, and 43% and 35% for the nine months ended September 30,
2007 and 2006, respectively. Included in selling, general and administrative expenses for the three months ended September 30, 2007 and 2006 was stock based compensation expense, of $87,000 and $306,000, respectively, and $549,000 and
$642,000 for the nine months ended September 30, 2007 and 2006, respectively. In addition, we provided $1,263,000 of additional allowance for doubtful accounts in the three months ended September 30, 2007. The largest component of this additional allowance relates to one customer, for whom we have provided for the full receivable owed to us. In determining to establish a reserve for this one customer the Company evaluated the willingness and the ability of this customer to satisfy its obligations. Information has come to light in September 2007, that we believe raises substantial doubt about the collectibility of this receivable and accordingly we have established a reserve for the balance owed by this customer. Also, during the quarter ended September 30, 2007 and beyond several customers have paid the media organization directly or have communicated their intent to do so. In these situations we have evaluated the likelihood of collecting our profit that was built into our receivable and where necessary have provided allowances for those amounts we do not believe are collectible.

INTEREST EXPENSE, NET. Our interest expense, net for the three months ended
September 30, 2007 and 2006, was $184,500 and $1,400, respectively. Included in the three months ended September 30, 2007 are the amortization of deferred financing fees, and interest associated with the Term Loan, as well as interest associated with our capital leases. Our interest expense, net for the nine months ended September 30, 2007 and 2006, was $727,000 and $236,000,
respectively. Included in the nine months ended September 30, 2007 is approximately $354,000 representing the write-off of deferred financing fees associated with the Revolving Loan that was terminated in July 2007. Included in interest expense for the nine months ended September 30, 2006 was the write-off of unamortized debt discount costs of $195,000.

INCOME TAXES. We have incurred losses since inception, and such losses create a deferred tax asset. We have approximately $12,500,000 of net operating loss carryforwards. In addition to the deferred tax asset generated by our net operating losses, we have additional deferred tax assets relating to the differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our gross deferred tax asset as of September 30, 2007 was approximately $6,858,000. We have established a valuation reserve equal to the full value of this asset as it is more likely than not that this benefit will not be realized.

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

                                              Nine Months
                                                 Ended
                                            ---------------      Nine Months
                                             September 30,          Ended
                                                  2007        September 30, 2006
                                            ---------------   ------------------
Net cash used in operating activities         (4,082,230)        (6,279,226)
Net cash used in investing activities           (530,669)        (1,244,604)
Net cash provided by financing activities      2,079,463          9,413,212

As a result of the operating losses as well as the growth of activity in the
SWMX marketplace, which resulted in an increase in accounts receivable,
$4,082,230 and $6,279,226 has been used in operating activities for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 we acquired $957,000 of equipment, of which $257,000 is subject to a capital lease. In addition, $170,000 owed to the Company was repaid during the nine months ended September 30, 2007.

In March 2007, we entered into a credit facility with BlueCrest Capital Finance,
L.P.("BlueCrest"). The credit facility provided for a revolving line of credit as well as a term loan. The revolving line of credit had a term of two years, bore interest at the prime rate plus 1.65%, and had a maximum borrowing amount of $6 million, based on an advance rate of 80% of eligible receivables as defined. Under the term loan we borrowed $3 million at an annual interest rate of 10.84%, subject to the following repayment schedule: (i) three (3) months of interest only, (ii) 12 equal monthly payments of 1.6667% of the original principal amount of the term loan, plus interest; (iii) twenty-four (24) equal monthly payments , each consisting of 3.3333% of the original principal amount of the term loan, plus interest; (iv) a final payment equal to $150,000. In addition, we issued BlueCrest a warrant to purchase 850,340 shares of common stock at $.88 per share, the average trading price for the five days prior to closing, subject to adjustment based on future equity offerings.

On July 1, 2007, we were in default under the credit facility as we had not raised $10 million in equity as required under the agreement. As of July 2,
2007, we entered into a forbearance agreement whereby BlueCrest canceled the
Revolving Loan, increased the interest rate on the Term Loan by 2% and gave us until August 1, 2007 to cure the event of default.

On October 3, 2007, we entered into an amendment to the credit facility with
BlueCrest. Under the terms of the amendment, BlueCrest will provide a Revolving
Loan up to $3.5 million, that will bear interest at the prime rate plus 5% per annum. The interest rate on the Term loan was amended to 12.84%. The maturity date of both the Term Loan and the Revolving Loan is January 31, 2008. We are
also subject to a Revolving Loan Termination fee, starting at $130,000 if the

Revolving Loan is paid on or prior to December 31, 2007 and escalating to
$750,000 if the Revolving Loan is paid on or after March 31, 2008. In addition, we issued a warrant to BlueCrest to purchase 48,750,000 shares of common stock at an exercise price of $0.06 per share (the "Warrant"), as well a warrant to purchase 12,500,000 shares of common stock at $0.06 per share, replacing the warrant issued in March 2007 (the "Replacement Warrant").

In accordance with Emerging Issues Task Force ("EITF") Issue No. 96-19 "Debtor's
Accounting for a Modification or Exchange of Debt Instruments", we are
accounting for the amendment referred to above as an early extinguishment of debt and a new debt instrument being issued. Accordingly, the unamortized deferred financing costs associated with the credit facility entered into in
March 2007, $172,000 as of September 30, 2007, will be written off as an extraordinary item in October 2007. In addition, in connection with the amendment, we incurred approximately $1,450,000 of costs, including $1,263,000 representing the fair value of the Warrant and Replacement Warrant, which will be amortized over the four month period beginning in October 2007 and ending
January 31, 2008 as interest expense. As of September 30, 2007, approximately
$108,000 of this cost was included in Deferred financing costs in the accompanying balance sheet. The balance of the cost will be recorded in October
2007.

We have incurred substantial losses from our inception through September 30,
2007, have a stockholders deficit of $5,293,522, a working capital deficit of
$8,462,667 and recently signed an amendment to our credit facility requiring us to repay the credit facility in full by January 31, 2008, which raise substantial doubt about our ability to continue as a going concern. Such losses resulted from our lack of significant revenue and costs incurred in the establishment of our infrastructure. We believe we will continue to incur significant operating expenses in order to execute our current business plan.
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

                                     PART II
                                OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 19, 2007, we held our annual stockholders' meeting in New York,
New York;

      The following directors were elected based upon the following tabulations of votes:

                                            FOR        WITHHELD
                                        -----------  -----------
                  Joshua Wexler         119,928,586   11,570,661
                  Stavros Aloizos       119,948,587   11,550,660
                  Bruce J. Fogel        119,958,587   11,540,660
                  Edward T. Karlick     119,958,587   11,540,660
                  Jerry Shereshewsky     85,905,158            0

      The second order of business was to consider and vote upon a proposal to amend our Certificate of Incorporation to allow us to issue up to 10,000,000 shares of preferred stock upon terms established by the board of directors, which passed based upon the following tabulations of votes.

                            FOR            AGAINST      WITHHELD
                        -----------        -------      --------
                        131,394,247         80,000       25,000

ITEM 6.     EXHIBITS

Exhibit
Number       Description
-------      -----------
  3.1        Certificate of Incorporation dated July 18, 2006 (1)
  3.2        Certificate of Amendment to Certificate of incorporation dated July
             24, 2006 (1)
  3.3        Certificate of Amendment to Certificate of incorporation dated July
             26, 2006 (1)
  3.4        Certificate of Amendment to Certificate of incorporation dated July
             19, 2007 (2)
  3.5        Certificate of Amendment to Certificate of incorporation dated
             November 1, 2007 (3)
 31.1*       Section 302 Certification of Principal Executive Officer
 31.2*       Section 302 Certification of Principal Financial Officer
 32.1*       Section 906 Certification of Principal Executive Officer
 32.2*       Section 906 Certification of Principal Financial Officer

-----------------
* Filed herewith.

(1) Incorporated by reference to SWMX, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2006.

(2) Incorporated by reference to SWMX, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2007.

(3) Incorporated by reference to SWMX, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SWMX, Inc.

Dated: November 14, 2007                 By: /s/ Joshua Wexler
                                             -----------------------------------
                                             Joshua Wexler
                                             Chief Executive Officer
                                             (Principal Executive Officer)

Dated: November 14, 2007                 By: /s/ James Caci
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
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number       Description
-------      -----------
  3.1        Certificate of Incorporation dated July 18, 2006 (1)
  3.2        Certificate of Amendment to Certificate of incorporation dated July
             24, 2006 (1)
  3.3        Certificate of Amendment to Certificate of incorporation dated July
             26, 2006 (1)
  3.4        Certificate of Amendment to Certificate of incorporation dated July
             19, 2007 (2)
  3.5        Certificate of Amendment to Certificate of incorporation dated
             November 1, 2007 (3)
 31.1*       Section 302 Certification of Principal Executive Officer
 31.2*       Section 302 Certification of Principal Financial Officer
 32.1*       Section 906 Certification of Principal Executive Officer
 32.2*       Section 906 Certification of Principal Financial Officer
-----------------
* Filed herewith.

(1) Incorporated by reference to SWMX, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2006.

(2) Incorporated by reference to SWMX, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2007.

(3) Incorporated by reference to SWMX, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2007.

